Form 10QSB
period 2006-09-30
LUTCAM INC
filed 2006-11-14
CIK 1275548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2006

[  ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER    333-113270

LUTCAM, INC.
(Name of small business issuer in its charter)

NEVADA	36-4536633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1775 Lakeshore Rd Sarnia, Ontario	N7X 1B9
(Address of principal executive offices)	(Zip Code)

519-331-1103
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No  [x]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.2,500,000 shares of common stock as of November 14, 2006

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [x]

PART I

ITEM 1.          Financial Statements

The following consolidated interim unaudited financial statements of Lutcam, Inc. (the “Company”) for the three month period ended September 30, 2006 are included with this Quarterly Report on Form 10-QSB:

  Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005;

  Consolidated Statements of Operations for three months ended September 30, 2006 and for the nine months ended September 30, 2006 and for the three months ended September 30, 2005 and for the nine months ended September 30, 2005 and for the period from July 30, 2003 (Inception) to September 30, 2006.

  Consolidated Statements of Cash Flows for the three months ended September 30, 2006 and for the nine months ended September 30, 2006 and for the three months ended September 30, 2005 and for the nine months ended September 30, 2005 and for the period from July 30, 2003 (Inception) to September 30, 2006.

  Condensed Notes to Financial Statements.

LUTCAM, INC.
(A Development Stage Company)
Balance Sheet

	September 30, 2006	December 31, 2005
(Unaudited)

ASSETS
Current Assets
Cash	$ 423	$ 2,193

Total Current Assets	$ 423	$ 2,193
	====================	====================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$ 5,610	$ 5,110
Shareholder Loan	10,480	2,490

Total Current Liabilities	16,090	7,600
Long-Term Liabilities	-	-

Total Liabilities	$ 16,090	$ 7,600

Shareholders' Deficit
Common Stock, $0.001 par value; authorized
75,000,000 shares; issued and outstan-
ding 2,500,000 shares	$ 2,500	$ 2,500
Additional Paid-In Capital	22,500	22,500
Deficit accumulated during the development
stage	(40,667)	(30,407)

Total Shareholders' Deficit	$ (15,667)	$ (5,407)

Total Liabilities and Shareholders' Deficit	$ 423	$ 2,193
	====================	====================

The accompanying notes are an integral part of these financial statements.

LUTCAM, INC.
(A Development Stage Company)
Statement of Operations
					For the Period of Inception from July 30, 2003, through Sep. 30, 2006

	For the		For the
	Three Months Ended		Nine Months Ended

	Sep. 30, 2006	Sep. 30, 2005	Sep. 30, 2006	Sep. 30, 2005

Revenue	$	$	$	$	$

Cost of Sales	-	-	-	-	-

Operating Income

General and Administrative Expenses:
Professional Fees	500	500	10,250	7,820	40,150
Other Administrative Expenses			10		517
Total General and Administrative

Expenses	500	500	10,260	7,820	40,667

Net Loss	$ (500)	$ (500)	$ (10,260)	$ (7,820)	$ (40,667)
	===========	===========	===========	===========	============
Loss Per Common Share:
Basic and Diluted	$ (0.000)	$ (0.000)	$ (0.004)	$ (0.003)

Weighted Average Shares Outstanding:
Basic and Diluted	2,500,000	2,500,000	2,500,000	2,500,000

The accompanying notes are an integral part of these financial statements.

LUTCAM, INC.
(A Development Stage Company)
Statement of Cash Flows
					For the period of Inception, from July 30, 2003, through September 30, 2006

	For the		For the
	Three Months Ended		Nine Months Ended

	Sep. 30, 2006	Sep. 30, 2005	Sep. 30, 2006	Sep. 30, 2005

Cash flows from operating activities:
Net loss	$ (500)	$ (500)	$ (10,260)	$ (7,820)	$ (40,667)
Adjustments to reconcile net loss to
net cash used by operating activities:
Change in operating assets and liabilities:
Increase in accounts payable and
accrued liabilities	500		500	4,800	5,610

Net cash (used by) operating
activities	-	(500)	(9,760)	(3,020)	(35,057)

Cash flows from financing activities:
Common stock issued for cash					25,000
Due to related parties			7,990	(70)	10,480

Net cash (used) provided by
financiang activities	-	-	7,990	(70)	35,480

Net increase (decrease) in cash	-	(500)	(1,770)	(3,090)	423

Cash, beginning of the period	423	693	2,193	3,283	-

Cash, end of the period	$ 423	$ 193	$ 423	$ 193	$ 423
	===========	===========	===========	===========	=============

Supplemental cash flow disclosure:
Interest paid	$ -	$ -	$ -	$ -	$ -
	===========	===========	===========	===========	=============
Taxes paid	$ -	$ -	$ -	$ -	$ -
	===========	===========	===========	===========	=============

The accompanying notes are an integral part of these financial statements.

Lutcam, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
September 30, 2006

Note 1:  Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared by Lutcam, Inc., “the Company”, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. .

2.    Summary of Significant Accounting Policies

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues to cover its operating costs and to allow it to continue as a going concern.  In addition, the Company has a working capital deficit of $15,667 and a stockholders’ deficit of $15,667 at September 30, 2006. This factor, among others, raises substantial doubt as to its ability to obtain long-term debt or equity financing in order to have the necessary resources to market the Company’s new products.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources.  Company management intends a self-underwritten offering of stock to raise capital.  Management believes that in the event the self-underwritten offering is not successful, cash to support operations may be available through sales of ThruFlow Interlocking products.  Pursuant to a Distribution Agreement dated February 2, 2004, the Company will have exclusive sales rights in the States of Michigan, Ohio, Pennsylvania and New York and non-exclusive sales rights in Canada and the States of Indiana, Illinois, Iowa and Wisconsin.  In addition, in the event that there is a shortfall in the funding, the shortfall will be made up by funding from a Revolving Line of Credit Agreement dated February 9, 2005 in which Mr. Otto Kjeldsen, principal owner of Otron, has committed to loan the company up to five hundred thousand dollars ($500,000). However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.  In the interim, shareholders of the Company are committed to meeting its minimal operating expenses.

The ability of the Company to continue as a going concern is dependent on the Company achieving its business plan and obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Lutcam, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
Septembr 30, 2006

Development-Stage Company

The Company has minimal operating revenues during the periods presented, and is considered a development-stage company, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.   SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as July 30, 2003.  Since inception, the Company has incurred operating losses totaling $40,667.  Much of the loss relates to professional fees for obtaining a listing on a stock exchange as a means of raising capital.  The Company’s working capital has been generated through the sales of common stock and loans made by officers of the Company. Management has provided financial data since July 30, 2003 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of September 30, 2006 and December 31, 2005 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses.  The fair value of related party payables is not determinable.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby we used to purchase common stock at the average market price during the period.

The Company has no potentially dilutive securities outstanding as of September 30, 2006 and 2005.

Lutcam, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
September 30, 2006

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended September 30, 2006 and 2005:

	2006	2005
Numerator:

Basic and diluted net loss per share: Net Loss	$ (10,260)	$ (7,820)

Denominator

Basic and diluted weighted average number of shares outstanding	2,500,000	2,500,000

Basic and Diluted Net Loss Per Share	$ (0.004)	$ (0.003)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent liabilities and reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from those estimates.

3.       Capital Structure

During the period from inception through June 30, 2006, the Company entered into the following equity transactions:

  Sold 2,000,000 shares of common stock at $.01 per share for $20,000
  Sold 500,000 shares of common stock at $.01 per share for $5,000

As of September 30, 2005, the Company has authorized 75,000,000 of $0.001 par common stock.  As of September 30, 2006 and December 31, 2005, 2,500,000 shares were issued and outstanding.

4.       Commitments

During July 2003, the Company entered into a distribution agreement with Otron to distribute interlocking deck products bearing the “ThruFlow Interlocking” trademark on an

Lutcam, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
September 30, 2006

exclusive basis throughout selected territories in the United States.   During February 2004, the Company and Orton revised the terms, territories and commencement period of the distribution agreement.  The revised distribution agreement with Otron allows the Company to distribute interlocking deck products on an exclusive basis in the states of Michigan, Ohio, Pennsylvania and New York.  The Company was also granted non-exclusive distribution rights in Canada and the states of Indiana, Illinois, Iowa and Wisconsin.   The agreement is for a period of ten years (”initial term”) and renews for an additional ten-year term at the sole discretion of Otron.  The agreement requires the Company to maintain annual sales growth of at least 15%, as well as, provide various monthly and annual sales reports.

5.       Litigation

There are no significant legal proceedings against the Company with respect to matters arising in the ordinary course of business.

6.       Related Party

One of the Company’s directors is the son of the president and principal owner of Otron.
Lutcam, Inc. (the “Company”) was incorporated under the laws of the State of Nevada during July 2003.  During February 2004, the Company entered into a revised distribution agreement with Otron Tech Inc. to distribute interlocking deck products bearing the “ThruFlow Interlocking” trademark on an exclusive basis throughout selected territories in the United States.

ITEM 2.       Management’s Discussion and Analysis or Plan of Operations

OVERVIEW

Lutcam distributes Thruflow(tm) interlocking polymer deck panels; Lutcam enjoys the exclusive right to distribute the Thruflow panels in the states of Michigan, Ohio, Pennsylvania, and New York. Lutcam also has non-exclusive distribution rights in Canada and the states of Indiana, Illinois, Iowa, and Wisconsin. Thruflow panels have many uses such as for animal husbandry, marine decking, finished walkways, decks, and patios. Thruflow panels are an innovative alternative to traditional wooden decks, and have the following advantages and features:

  Thruflow panels are manufactured of an advanced polymer which makes them lightweight, strong, durable, resistant to rot and deterioration, and nearly maintenance-free.
  Thruflow panels are pre-manufactured in three-foot and four foot lengths, which reduce construction and installation time.
  Each Thruflow panel has a pattern of hundreds of open slots of varying lengths-approximately 43% of each panel's surface is open. These slots allow foreign material, water, and sunlight to pass through the panels.
  Thruflow panels have a knurled, non-slip surface which increases safety.
  Thruflow panels are available in several colors.

The Thruflow panels have been produces since 1995 and were originally designed for use in the swine husbandry business as barn flooring. The swine husbandry and animal husbandry business is still a valid and important market for Thruflow and for Lutcam. Thruflow panels allow animal waste and cleaning waste to pass through the panels where the waste can be centrally collected. This results in a more hygienic environment and results in saving for the farmer. Thruflow achieved success in the swine husbandry market in the late 1990s, but the market for barn flooring is small, and was quickly saturated. At that time, Thruflow, Inc. began to develop its product to meet the needs of other markets such as home residential and commercial decking, and boat docks.

PLAN OF OPERATIONS

The following table outlines phases of our development, material events or steps required until revenues are generated, conditions or contingencies to the achievement of those events, including the expected amount of funding necessary to achieve each goal, and the time frame required to achieve each goal.

Lutcam Corporate Development	Amount of Funding Required for each Phase	Development Phases	Time Frame for each Phase	Sales and Marketing Development

Open Office in Port Huron Michigan	$60,000	Phase One	December 1, 2006 to January 15, 2007	Develop Sales collateral utilizing present Thruflow sales material

Hire Secretary				Advertise in Marina Dock Age

Visit Present Thruflow Customer with Thruflow Rep				Direct Mail Campaign advertise in Boating Industry Magazine

Hire Sales Rep (to become mgr) to work with K. Tully and Otron Rep				Sales rep to complete Thruflow training program

Roll out Sales in Michigan; begin by contacting former Thruflow dealers in Michigan; retain and refocus dealer sales reps.	$100,000	Phase Two	January 16, 2007 to June 30, 2007	Focus primarily on existing Thruflow Customer; join MOAA (Marina Operators Association of America)

Increase Michigan Sales through the addition of new dealers in areas not presently covered	$80,000	Phase Three	July 1, 2007 to January 31, 2008	Trade shows and advertise in Marina and Boatyard Today Media

Roll out Sales in Ohio, Pennsylvania and New York. Sales begin by contacting former Thruflow dealers.				Target Big Box Companies for sale of pre fab kits and will build relationships and info materials to support

Hire additional Sales Rep (Lutcam)	$50,000	Phase Four	February 1, 2008 to July 31, 2008	Sales rep to complete Thruflow training program

Maintain dealer education program in Michigan Sales	Becomes cash positive			Increase market and sales focus on animal husbandry

Increase dealer sales through educational planning and corporate support in Ohio, Pennsylvania and New York Sales				Direct Mail Campaign and advertise in Marina Dock Media

Roll out Sales in States of Indiana, Illinois, Iowa and Wisconsin, Sales begin by contacting former dealers		Phase Five	August 1, 2008 to January 31, 2009	Focus primarily on existing Thruflow Customers

Canada				Review possible companies for merger/acquisition

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive business activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We plan to offer and sell our common shares and/or arrange for debt financing in order to fund our business operations.  There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly.  Issuances of additional shares will result in dilution to our existing shareholders.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

FORWARD LOOKING STATEMENTS

Certain matters discussed or referenced in this report, including expectation of increased revenues and continuing losses, our financing requirements, our capital expenditures and our prospects for the development of our grocery distribution business, are forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. All forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statement is based. Although such statements are based upon our current expectations, and we believe such expectations are reasonable, such expectations, and the forward-looking statements based on them, are subject to a number of factors, risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including those described below and in our other filings with the Securities and Exchange Commission.

ITEM 3.       Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Kerry Tully. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended September 30, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II

Item 1.       Legal Proceedings

We are not party to any legal proceedings.

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended September 30, 2006.

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the first quarter of our fiscal year ending September 30, 2006.

Item 5.       Other Information

There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6.       Exhibits and Reports on Form 8K

EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the three month period ended September 30, 2006 and has not filed any Current Reports on Form 8-K since September 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUTCAM, INC.

Signature	Date
/s/ Kerry Tully Kerry Tully Director, Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer	November 14, 2006
/s/ Dennis Kjeldsen Dennis Kjeldsen Director and Secretary	November 14, 2006