Form 10QSB/A
period 2006-09-30
LUTCAM INC
filed 2007-02-14
CIK 1275548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
Amendment #1

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

519-331-1103
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [x]  No  [  ]

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

LUTCAM, INC.

Signature	Date
/s/ Kerry Tully Kerry Tully Director, Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer	February 13, 2007
/s/ Dennis Kjeldsen Dennis Kjeldsen Director and Secretary	February 13, 2007