Form 10KSB
period 2006-12-31
LUTCAM INC
filed 2007-03-30
CIK 1275548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[  ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 333-113270

LUTCAM, INC.
(Name of small business issuer in its charter)

Nevada                                                      364536633
(State or other jurisdiction of                        (I.R.S. Employer Identification No.)
incorporation or organization)

Lutcam, Inc.
1775 Lakeshore Rd.
Sarnia, Ontario N7X 1B9
(Address of principal executive offices)

519-331-1103
 (Issuer’s telephone number)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class                                                     Name of each exchange on which
to be so registered                                                           each class is to be registered

None                                                                                       None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                               No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  _X__   No

State issuer’s revenues for its most recent fiscal year:         Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Nil based on a share value of $0.00

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

3,086,000 shares of common stock as at March 30, 2007

LUTCAM INC.

FOR THE FISCAL YEAR ENDED
December 31, 2006

Index to Report
on Form 10-KSB

PART I                                                                                                                      Page

Item 1. Description of Business                                                                                        4
Item 2. Description of Property                                                                                      10
Item 3. Legal Proceedings                                                                                              10
Item 4. Submission of Matters to a Vote of Security Holders                                          10

PART II

Item 5. Market for Common Equity and Related Stockholder Matters                            10
Item 6. Management’s Discussion and Analysis or Plan of Operation                              11
Item 7. Financial Statements                                                                                          13
Item 8. Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosures                                                                                         24
Item 8A.Controls and Procedures                                                                                 24

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons                            25
Item 10.Executive Compensation                                                                                   26
Item 11.Security Ownership of Certain Beneficial Owners and Management                   27
Item 12.Certain Relationships and Related Transactions                                                 27
Item 13.Exhibits                                                                                                            28
Item 14.Principal Accountant Fees and Services                                                            28

PART I

Item 1:  Description of Business

Lutcam's Business

Lutcam was organized in Nevada on July 30, 2003. Lutcam distributes Thruflow(tm) interlocking polymer deck panels; Lutcam enjoys the exclusive right to distribute the Thruflow panels in the states of Michigan, Ohio, Pennsylvania, and New York. Lutcam also has non-exclusive distribution rights in Canada and the states of Indiana, Illinois, Iowa, and Wisconsin. Thruflow panels have many uses such as for animal husbandry, marine decking, finished walkways, decks, and patios. Thruflow panels are an innovative alternative to traditional wooden decks, and have the following advantages and features:
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

Lutcam's sales depend on the national and local new residential construction markets for roughly 10% of its business, upon the home improvement and remodeling markets for roughly 40% of its business, upon the marine decking business for roughly 40% of its business, with the remaining 10% depending upon miscellaneous uses such as animal husbandry.

We compete in the decking and barn flooring marketplace with both natural wood products and manufactured products. The natural wood decking and barn flooring products with which we compete are chemically treated and pressure-treated lumber products, such as the Wolmanized® brand of lumber products. Natural wood decking is generally less expensive than manufactured decking such as Thruflow and some customers will prefer its natural appearance for some applications, but it has several disadvantages compared to Thruflow: First, treated lumber contains harmful chemicals, including arsenic, which can leach from the treated lumber into the environment. Second, because Thruflow is slotted, it allows sunlight and debris to pass through. Thus, in a decking application, marine life can flourish underneath a Thruflow installation, whereas opaque natural wood chokes plant life. In a farming application, Thruflow creates a more hygienic environment. Third, natural wood products deteriorate much more quickly than Thruflow products. Fourth, manufactured decking such as Thruflow is maintenance-free.

While we will always face some competition from natural decking products, the market for decking and flooring products is trending towards manufactured products such as Thruflow.

A recent study by Freedonia Group analyzes the $3.4 billion US decking industry. It presents historical data for 1990, 1995 and 2000 and forecasts to 2005 and 2010 by material (e.g., pressure-treated wood, redwood, cedar, wood-plastic composite, vinyl, and polyethylene); by market; and by US geographic region. The study also examines the market environment, details industry structure and market share, and profiles 37 key companies including Georgia-Pacific, Temple-Inland, Weyerhaeuser, AERT, Heritage Vinyl Products, Louisiana-Pacific, Royal Crown, TimberTech, Trex, and US Plastic Lumber.

The total size of the market for plastics and composite lumber market is expected to grow by approximately 15% per year through 2006 to a total of 1.5 billion dollars. This projected rate of growth is higher than the rate of growth estimated for natural wood products. The commercial and residential decking portion of this market is to remain the largest with at least one-third of the total market. This is the largest single application for plastic and composite lumber in the U.S. Increasing familiarity with these products on the part of contractors and manufacturers coupled with the demise off CCA treated lumber and it's more expensive alternative CQA treated lumber will help generate escalating demand (June 2002, Freedonia Group).

The Distribution Agreement Between Thruflow, Inc. and Lutcam

Thruflow panels are manufactured by Thruflow, inc., which was formerly called Otron Tech Inc., of Wallaceburg, Ontario since 1996. Lutcam is the exclusive distributor of Thruflow panels in the states of Michigan, Ohio, Pennsylvania, and New York, and a non-exclusive distributor of Thruflow panels in Canada, and the states of Indiana, Illinois, Iowa, and Wisconsin according to the terms of a distribution agreement between Otron Tech and Lutcam; Thruflow, Inc. was named Otron Tech Inc. at the time the distribution agreement was made. The distribution agreement is attached to this registration statement as an exhibit. The essential terms of the distribution agreement are as follows:
  Under the distribution agreement, Thruflow, Inc. agrees to manufacture and deliver to Lutcam its Thruflow panels.

  Lutcam enjoys the exclusive right to distribute the Thruflow panels in the states of Michigan, Ohio, Pennsylvania, and New York. Lutcam also has non-exclusive distribution rights in Canada and the states of Indiana, Illinois, Iowa, and Wisconsin, although Thruflow, Inc. may grant additional territories in the US to Lutcam at Thruflow, Inc.'s discretion.

  The agreement remains effective for ten years from February 2, 2004, the date the agreement becomes effective, and is renewable for an additional ten year period at Thruflow, Inc.'s option.

  Lutcam is obligated to perform the following: it must use its best efforts to advertise and promote the product, it must provide an annual marketing plan to Thruflow, Inc., and while there are no sales requirements for the first year, it must generate sales growth of at least 15% annually over the prior year, and must provide detailed sales data to Thruflow, Inc. upon request.

  The distribution agreement can be terminated before the end of ten years if either party does not meet its obligations under the agreement or becomes bankrupt or insolvent.

How We Plan to Market and Distribute Our Products

Thruflow is presently transitioning the distribution of it products to Lutcam, beginning in the states of Michigan, Ohio, Pennsylvania and New York, where Lutcam has been granted exclusive distribution rights. Accordingly, as Thruflow’s agreements with its distributors in those states expired, they were not renewed. The former distributors may continue purchasing Thruflow products at a discount to end user prices. When Lutcam begins operations, such sales will be made through Lutcam.

Lutcam will initially develop sales through the former Thruflow distributors. As Lutcam gains experience dealing with the former Thruflow distributors as they purchase Thruflow products at a discount to end user prices, Lutcam will consider offering them new distributor agreements. However, Lutcam’s business plan is not dependent on the former Thruflow distributors and we will immediately begin to add new distributors within our territory.

We have already developed training manuals to educate distributors and installers of our products. We will train our distributors in the sales and use of our products and provide materials to installers. Our target new distributors will already be familiar with building practices and materials. We plan to offer incentives to our distributors in the form of commissions; and we may offer exclusive selling arrangements.

The first sales representative hired will be paid a salary of $50,000. In addition to this salary, all pertinent business expenses -- car, travel, accommodation, communication and entertainment -- will be borne by the company. It is anticipated that this sales representative will become the sales manager with a 15% -20% salary increase and an additional commission of 2% of gross sales will be added on top of his/her salary. Subsequent sales representatives will be hired at a salary of $50,000 as well as 2% of sales generated in their territory.

We will not distribute the product ourselves. Distribution will be FOB directly from the Thruflow, Inc. plant using independent transport companies paid by the purchaser.

The Business of Thruflow, Inc.

Thruflow, Inc., the manufacturer and developer of the Thruflow panels was organized in 1996 under the name Otron Tech Inc. and maintains an office at 1239 Dufferin Ave., Wallaceburg, Ontario, Canada. Thruflow, Inc. manufactures the Thruflow panels of high density polyethylene and polypropylene. Thruflow sells its products to distributors, manufacturers, and retailers, and does not sell directly to the end user. To date, the primary geographic market for application has been Canada and the northern states of Michigan, Wisconsin, and Minnesota, where the Thruflow panels are popular for pre-manufactured roll in and roll out docks, where the waterways experience winter freezing.

To date, we have not made any sales of Thruflow panels. Thruflow, Inc. has made sales of Thruflow panels as follows:
2002	$ 692,000
2003	$ 1,367,000
2004	$ 1,365,000
2005	$ 2,173,000

Thruflow, Inc. relies upon several suppliers for linear low density and high density polyethylene resins used in the injection molding process used to make Thruflow. These suppliers include Nova Chemical, Esso Petroleum, and Union Carbide. Thruflow, Inc. is not dependent upon any single supplier, and polyethylene resins can be purchased from a variety of additional suppliers.

Over the past 12 months Thruflow has not renewed the existing distributor agreements in the states of Michigan, Ohio, Pennsylvania, and New York. Thruflow is presently selling their products directly to the end user in these states. This approach will allow Lutcam to immediately begin the marketing of Thruflow products on an exclusive Lutcam basis.

In the past, Thruflow sold its products to each distributor at a set price and left it to the discretion of the distributor how much they chose to mark up the product. This created wide price variances and subsequent customer dissatisfaction. Moving forward, it is Lutcam's intention to have consistent pricing for all end users.

Previous distributors also had poor product knowledge as a result of little or no training and little or no targeting of business goals. In comparison, Lutcam will develop a business plan for its distributors and monitor the performance of the goals and targets established in this plan. To help in the realization of these goals Lutcam will develop a training program including emphasis in areas of technical knowledge, sales, and reporting.

The form of agreement that Lutcam will offer to distributors will discourage them from selling competitors’ products.

Lutcam will work with each of the former Thruflow distributors and each new distributor to enter into a Distributor Agreement. We anticipate that the basic provisions of the agreement will include:
  The agreement will be for a limited term, renewable at the discretion of Lutcam.
  End user pricing to be determined by the distributor.
  Annual sales objectives will be established for each distributor.
  The distributor will refrain from selling competitive products.

Competition

We also face more direct competition in the decking and barn flooring marketplace from manufacturers of fully manufactured plastic products and combination wood and plastic products. Our more direct competitors would be Trex Manufacturing, Alumidoc, and Smidley Sure Step.

Smidley Sure-Step

Smidley Sure-Step is currently our only direct competitor in the animal husbandry industry, and is the only other slotted decking product sold in our market. It is manufactured of plastic, like our product.

Smidley Sure-Step

Marting Mfg. of Iowa, Inc.
551 3rd Ave. SE Britt,
Iowa 50423
Fax: 641-843-4432
Phone: 800-392-5632

Trex Decking

Trex decking and railing products are made from a unique combination of reclaimed wood and plastic, using high qualities of both materials. The plastic shields the wood from moisture and insect damage, so there's no rotting or splintering. The wood protects the plastic from UV damage and gives a deck a solid, natural feel.

Trex Company
Winchster VA
Phone: 1800-BUY-TREX
www.trex.com Alumadock

ALUMADOCK gangways are made from 2" x 2" x 1/8" and 2" x 4" x 1/8" marine grade aluminum. Standard size is 4' x 20' but custom sizes can be made. It is possible to buy an aluminum gangway to fit wood dock. Side rails eliminate the need for solid flotation from the berth of the walkway to the dock. Add a set of wheels to facilitate movement in and out due to water fluctuation.

Alumadock uses an HD polyethylene stay cool slotted surface. This decking can be used to build matching decks. Other benefits include full UV protection, unique connection system, virtually any layout, maintenance free, 10 year warranty.

ROBCO MANUFACTURING, INC.
P.O. Box 2600
651 Bearpond Rd.
Henderson, NC 27536
Phone: 252-438-7399
www.alumadock.com

From 2001 to the present, the Smidley Sure Step product has competed with Thruflow only regionally in Michigan and Minnesota with limited success. There have been instances where Smidley Sure Step has been promoted to Thruflow customers. The Sure Step product is thinner than the Thruflow product, as it is designed to replace wood without modifying existing aluminum extrusions that are common in the husbandry industry; thus, Sure Step is not as strong as Thruflow's panels. Like Thruflow, Sure Step is UV protected. The Thruflow product supports more weight, and is technically superior while staying more cost effective.

Trex focus more on the decking market while Thruflow focuses on the docking market. We feel the Thruflow product --by being 100% plastic as opposed to Trex being a wood/plastic combination -- has superior strength and a higher level of technology. As a result, Thruflow is easy to assemble and with no maintenance required, Thruflow is designed to be the finished walkway for a dock or any outdoor flooring structure.

The Aluminum Docking Systems is a close competitor to the Thruflow model. It becomes a personal preference as to whether consumers prefer aluminum or plastic for their needs. To help sway this decision Thruflow is able to offer the same, high quality, product with similar technical specifications for less than half the cost.

In summary the main advantages Thruflow has over the competition are:

- Easy to Assemble
- No fabrication
- No Maintenance
- UV Protection
- Predrilled
- 400 lb per square foot live load
- 360 degree knurled non-slip surface
- Strong, durable and lightweight
- Available in 4'*1 and 3'*1 panels
- Interlocking tabs for easy installation

Personnel

Lutcam has no employees. Lutcam is operated by our three director/officers, Kerry Tully, Dennis Kjeldsen and Dom Domic. We expect to hire four additional employees, other than our directors, in the twelve-month period.

Item 2:  Description of Property

We maintain our sole office at 1775 Lakeshore Rd, Sarnia, Ontario N7X 1B9, Canada. Our office is in Mr. Tully's home, and Mr. Tully does not charge rent to the company.

Item 3:  Legal Proceedings

There are no legal proceedings pending or threatened against us.

Item 4:  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5: Market for Common Equity and Related Stockholder Matters

Market Information

Our shares of common stock do not trade on any stock exchange or through the facilities of any quotation system.  We have to have our shares of common stock quoted on the National Association of Securities Dealers’ OTC Bulletin Board; however, there is no guarantee that we will be successful.

We have 26 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

  we would not be able to pay our debts as they become due in the usual course of business; or

  our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Item 6: Management’s Discussion and Analysis or Plan of Operation

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of award or completion of our projects, projections concerning operations and available cash flow. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

The following discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies

We believe that of the significant accounting policies used in the preparation of our financial statements (see Note 1 to the Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations.  Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2006, and expenses for the periods ended December 31, 2006, and 2005, and cumulative from inception.  Actual results could differ from those estimates made by management.

Our plan of operation for the next twelve months is to concentrate on the execution of the business plan of Lutcam Inc.

Our business plan for the next twelve months involves the pursuit of two main objectives:
  We will establish a distributor network and sales force initially in the states of Michigan, Ohio, Pennsylvania, and New York. We plan to generate sales through former Thruflow distributors in the construction materials industry. Those former distributors are familiar with industry customs, applications, and related products.

  We will establish an advertising, promotional and support campaign. Our promotional efforts will include media advertising and attendance at trade shows.

Going Concern

We are in the development stage, and have not attained profitable operations and are dependent upon obtaining financing to carry out our business plan. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Results of Operations for Fiscal Year Ended December 31, 2006

Income/Losses

We had no income in the fiscal year ended December 31, 2006.  Our efforts since inception, July 30, 2003, have been limited to organizing the company.  During the fiscal year ended December 31, 2006 we incurred expenses of $1,756.

Liquidity and Capital Resources

We incurred a net loss from inception to December 31, 2006 of $42,423.   This loss includes $41,050 in professional fees and $1,373 in general administrative fees incurred in connection with our organization.

Cash flows from financing activities since inception to December 31, 2006 was $65,780, consisting of:

                        $25,000           Stock sales to related parties
                        $29,300           Stock sales in private placements
                        $11,480           Loans from a related party.
                        $65,780
                          =====

Liquidity and Capital Resources

As of December 31, 2006 we had cash of $28,967, our sole asset, and liabilities of $17,090

ITEM 7:  FINANCIAL STATEMENTS

FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  The Board of Directors and Shareholders
Lutcam, Inc.
Sarnia, Canada

I have audited the accompanying balance sheet of Lutcam, Inc. as of December 31, 2006, and 2005 and the related statements of operations and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Lutcam, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has not yet commenced operations.  This raises substantive doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
March 12, 2007

LUTCAM, INC.
(A Development Stage Company)
Balance Sheet

	December 31, 2006	December 31, 2005

ASSETS
Current Assets
Cash	$ 28,967	$ 2,193

Total Current Assets	28,967	2,193

Total Assets	$ 28,967	$ 2,193
	===============	===============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$ 5,610	$ 5,110
Shareholder Loan	11,480	2,490

Total Current Liabilities	17,090	7,600

Total Liabilities	$ 17,090	$ 7,600

Shareholders' Equity (Deficit)
Common Stock, $0.001 par value; authorized
75,000,000 shares; issued and outstan-
ding 3,086,000 shares	$ 3,086	$ 2,500
Additional Paid-In Capital	51,214	22,500
Deficit accumulated during the development
stage	(42,423)	(30,407)

Total Shareholders' Equity (Deficit)	$ 11,877	$ (5,407)

Total Liabilities and Shareholders' Equity (Deficit)	$ 28,967	$ 2,193
	===============	===============

The accompanying notes are an integral part of these financial statements.

LUTCAM, INC.
(A Development Stage Company)
Statement of Operations

For the Period
of Inception
	For the		For the		from July 30,
	Three Months Ended		Year Ended		2003, through
	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2006

Revenue	$ -	$ -	$ -	$ -	$ -

Cost of Sales	-	-	-	-	-

Operating Income

General and Administrative Expenses:
Professional Fees	900	2,590	11,150	3,090	41,050
Other Administrative Expenses	856		866		1,373
Total General and Administrative

Expenses	1,756	2,590	12,016	3,090	42,423

Net Loss	$ (1,756)	$ (2,590)	$ (12,016)	$ (3,090)	$ (42,423)
	============	============	============	============	============

Loss Per Common Share:
Basic and Diluted	$ (0.001)	$ (0.001)	$ (0.005)	$ (0.001)
	============	============	============	============

Weighted Average Shares Outstanding:
Basic and Diluted	2,543,348	2,500,000	2,500,000	2,500,000
	============	============	============	============

The accompanying notes are an integral part of these financial statements.

LUTCAM, INC.
(A Development Stage Company)
Statement of Shareholders' Equity

				Deficit
				Accumulated	Total
	Common Stock		Additional	during the	Shareholders'
	Number of		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Inception, July 30, 2003		-	-	-	-

Common stock issued for cash, October 3, 2003	2,500,000	$ 2,500	$ 22,500		$ 25,000

Net loss for period July 30, 2003 to Dec. 31, 2003				(13,180)	(13,180)

Balance, December 31, 2003	2,500,000	2,500	22,500	(13,180)	11,820

Net loss for the year ended December 31, 2004				(14,137)	(14,137)

Balance, December 31, 2004	2,500,000	2,500	22,500	(27,317)	(2,317)

Net loss for the year ended December 31, 2005	-	-	-	(3,090)	(3,090)

Balance, December 31, 2005	2,500,000	2,500	22,500	(30,407)	(5,407)

Common stock issued for cash, December 4, 2006	586,000	586	28,714		29,300

Net loss for the year ended December 31, 2006				(12,016)	(12,016)

Balance, June 30, 2006	3,086,000	$ 3,086	$ 51,214	$ (42,423)	$ 11,877
	==========	========	=========	===========	===========

The accompanying notes are an integral part of these financial statements.

LUTCAM, INC.
(A Development Stage Company)
Statement of Cash Flows

					For the Period
					of Inception
	For the		For the		from July 30,
	Three Months Ended		Year Ended		2003, through
	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2006

Cash flows from operating activities:
Net loss	$ (1,756)	$ (2,590)	$ (12,016)	$ (3,090)	$ (42,423)
Adjustments to reconcile net loss to
net cash used by operating activities:
Change in operating assets and liabilities:
Increase in accounts payable and
accrued liabilities			500		5,610
Net cash (used by) operating
activities	(1,756)	(2,590)	(11,516)	(3,090)	(36,813)

Cash flows from financing activities:
Common stock issued for cash	29,300		29,300		54,300
Due to related parties	1,000	2,000	8,990	2,000	11,480

Net cash (used) provided by
financiang activities	30,300	2,000	38,290	2,000	65,780

Net increase (decrease) in cash	28,544	(590)	26,774	(1,090)	28,967

Cash, beginning of the period	423	2,783	2,193	3,283	-

Cash, end of the period	$ 28,967	$ 2,193	$ 28,967	$ 2,193	$ 28,967
	===========	===========	===========	===========	============

Supplemental cash flow disclosure:
Interest paid	$ -	$ -	$ -	$ -	$ -
	===========	===========	===========	===========	============
Taxes paid	$ -	$ -	$ -	$ -	$ -
	===========	===========	===========	===========	============

The accompanying notes are an integral part of these financial statements.

Lutcam, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
December 31, 2006

1.      Organization

Lutcam, Inc. (the “Company”) was incorporated under the laws of the State of Nevada during July 2003.  During February 2004, the Company entered into a revised distribution agreement with Otron Tech Inc. to distribute interlocking deck products bearing the “ThruFlow Interlocking” trademark on an exclusive basis throughout selected territories in the United States.

2.       Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from those estimates. Significant estimates made by management are, among others, realizability of long-lived assets, deferred taxes and stock option valuation.

The financial statements have, in management’s opinion, been properly prepared within the reasonable limits of materiality and within the framework of the significant accounting

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of December 31, 2006

Lutcam, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
December 31, 2006

and December 31, 2005 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses.  The fair value of related party payables is not determinable.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated deferred tax credit through net operating loss carryforwards.  However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined as follows.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.   The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

Company management believes that in the event self-underwritten offerings are not successful, cash to support operations may be available through sales of ThruFlow Interlocking products.  Pursuant to a Distribution Agreement dated February 2, 2004, the Company will have exclusive sales rights in the States of Michigan, Ohio, Pennsylvania and New York and non-exclusive sales rights in Canada and the States of Indiana, Illinois, Iowa and Wisconsin.  In addition, in the event that there is a shortfall in the funding, the shortfall will be made up by funding from a Revolving Line of Credit Agreement dated February 9, 2005 in which Mr. Otto Kjeldsen,

Lutcam, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
December 31, 2006

principal owner of Otron, has committed to loan the company up to five hundred thousand dollars ($500,000).

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as July 30, 2003. Since inception, the Company has incurred operating losses totaling $42,423. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since July 30, 2003, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby we used to purchase common stock at the average market price during the period.

The Company has no potentially dilutive securities outstanding as of December 31, 2006 and December 31, 2005.

Lutcam, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
December 31, 2006

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended December 31, 2006 and 2005:

                                                                         2006                           2005
Numerator:

Basic and diluted net loss per share:
Net Loss                                                     $ (12,016)                    $  (3,090)

Denominator

Basic and diluted weighted average
   number of shares outstanding                    2,543,348                    2,500,000

Basic and Diluted Net Loss Per Share         $   (0.001)                    $   (0.001)

3.       Capital Structure

During the period from inception through December 31, 2005, the Company entered into the following equity transactions:

  Sold 2,000,000 shares of common stock at $.01 per share for $20,000.
  Sold 500,000 shares of common stock at $.01 per share for $5,000.

As of December 31, 2005, 2,500,000 common shares were issued and outstanding.

On December 4, 2006 the Company sold $586,000 shares of stock at 5 cents per share, realizing $29,300.

As of December 31, 2006, the Company has authorized 75,000,000 of $0.001 par common stock.  As of December 31, 2006 and 2005 3,086,000 and 2,500,000 shares respectively were issued and outstanding.

Lutcam, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
December 31, 2006

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

Item 8:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Wong Johnson & Associates, A Professional Corporation (“Wong Johnson”), resigned as the independent auditors for the Company, effective November 1, 2005.  Wong Johnson   audited the financial statements and issued audit reports for the fiscal year ended December 31, 2004 and for the fiscal year ended December 31, 2003, which did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles.  At no time through that date were there any disagreements between the Company and Wong Johnson on any matter of accounting principles or practices, financial statement disclosures or auditing scopes or procedures.  The Board of Directors of Lutcam approved of the resignation and of the hiring of a new auditor.  John Kinross-Kennedy, CPA was hired by the Company as its independent auditor, effective December 31, 2005.  John Kinross-Kennedy audited the financial statements for the fiscal year ended December 31, 2005, and the fiscal year ended December 31, 2006.

Item 8A:  Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer, Kerry Tully.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon his evaluation of our controls, the chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

Item 9:  Directors, Executive Officers, Promoters and Control Persons

Directors:

Name of Director	Age
Kerry Tully	57
Dennis Kjeldsen	36
Dom Domic	38

Executive Officers:

Name of Officer	Age	Office
Kerry Tully	57	President, Treasurer and Chief Executive Officer
Dennis Kjeldsen	36	Secretary

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past six years.

KERRY TULLY has served as a Lutcam director, president, and CFO since July of 2003. Mr. Tully is an organizer and promoter of Lutcam. From May of 1996 to June of 1999, he served as the general manager of Telsn, an Ontario-based company that resells local phone lines. Mr. Tully's responsibilities were overseeing and managing all aspects of the business. From February 2002 to the present, he has worked to organize Lutcam. Mr. Tully's duties included researching the business climate for Thruflow, Inc.'s products, the development of our marketing plan, and the negotiation of our distribution agreement with Thruflow, Inc.

DENNIS KJELDSEN has served as a Lutcam director and Secretary since July of 2003. Mr. Kjeldsen also assisted with the organization of Lutcam, and thereby served as a promoter of Lutcam. From January 1991 to the present he has served as the prototype manager of Aar-Kel Moulds of Wallaceburg, Ontario, Canada. Aar-Kel Moulds designs and manufactures plastic molds for the automotive industry. Mr. Kjeldsen's responsibilities were directing personnel and operating Aar-Kel's day-to-day business. Mr. Kjeldsen is the son of Otto Kjeldsen who is the president and principal owner of Thruflow, Inc.

DOM DOMIC has served as a Lutcam director since August of 2006. He is currently employed in the Film Industry with Insight Productions of Vancouver in the Locations Department on their current production and has worked in that capacity on various feature films for the past 2 years. Domic was also the North American Account Manager for Iris Optics from April 2001 to May of 2002. Domic also was employed as a Market Researcher/Analyst for Malatest & Associates from April 1998 to November 1998. From August 1997 to January 1998, he was employed as a Corporate Foreign Exchange Trader for Custom House International Exchange. From December 1996 to August 1997 and from December 1998 to March 2000 as a Corporate Finance Auditor for FairTax.

Our directors are elected yearly at our annual shareholders’ meeting. Vacancies may be filled with an appointment by the Board of Directors until the next annual meeting. Officers serve until removed or replaced by the Board.

Item 10:  Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2006.

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	All Other Compensation
Kerry Tully, Director, President, and CFO	2006	0	-	-	-	-	-

Dennis Kjeldsen, Director, and Secretary	2006	0	-	-	-	-	-

Dom Domic, Director	2006	0	-	-	-	-	-

Item 11:  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 30, 2007 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Voting Common Stock	Dennis Kjeldsen 366 Pine Court Corunna, Ontario N0N 1G0, Canada	500,000 shares, owned individually	16.20%
Voting Common Stock	Kerry Tully1775 Lakeshore Rd. Sarnia, Ontario N7X 1B9, Canada	2,000,000 shares, owned individually	64.80%
Voting Common Stock	Dom Domic 3582 W. 10th Ave Vancouver, BC V6R 2G1, Canada	70,000 shares, owned individually	2.26%
Voting Common Stock	All officers and directors as a group	2,570,000 shares	83.27%

The percent of class is based on 3,086,000 shares of common stock issued and outstanding as of March 30, 2007.

Item 12:  Certain Relationships and Related Transactions

On November 30, 2006, Lutcam, Inc. concluded its public offering held in accordance with the Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on September 29, 2006.  Prior to the conclusion of the offering, the Registrant had sold to 24 persons an aggregate of 586,000 shares of its common stock for a purchase price of $0.05 per share (amounting in the aggregate to $29,300.00). Dom Domic one of our directors purchased 70,000 common shares pursuant to this offering.

Dennis Kjeldsen has served as a Lutcam director and Secretary since July of 2003. Mr. Kjeldsen also assisted with the organization of Lutcam, and thereby served as a promoter of Lutcam. Mr. Kjeldsen is the son of Otto Kjeldsen who is the president and principal owner of Thruflow, Inc., the primary supplier of the products that we distribute.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

Item 13:  Exhibits

Exhibits

Exhibit
Number     Description

 23.1         Auditors Consent
 31.1         Certification pursuant to Rule 13a-14(a) under the
                 Securities Exchange Act of 1934
 31.2         Certification pursuant to Rule 13a-14(a) under the
                 Securities Exchange Act of 1934
 32.1         Certification pursuant to 18 U.S.C. Section 1350, as
                 adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                 of 2002
 32.2         Certification pursuant to 18 U.S.C. Section 1350, as
                 adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                 of 2002

Item 14:  Principal Accountant Fees and Services

Our principal independent accountant John Kinross-Kennedy, CPA rendered invoices to us during the fiscal periods indicated for the following fees and services:

                                 Fiscal year ended           Fiscal year ended
                                 December 31, 2005      December 31, 2006
Audit fees                         $2,250                            $2,800
Tax fees                               Nil                                   Nil
All other fees                        Nil                                   Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

SIGNATURES

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date
/s/ Kerry Tully Kerry Tully Director, Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer	March 30, 2007
/s/ Dennis Kjeldsen Dennis Kjeldsen Director and Secretary	March 30, 2007
/s/ Dom Domic Dom Domic Director	March 30, 2007