Form 10QSB
period 2007-03-31
LUTCAM INC
filed 2007-05-10
CIK 1275548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2007

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

519-331-1103
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ]  No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ x ]  No  [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.3,086,000 shares of common stock as of May 10, 2007

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [x]

PART I

ITEM 1.          Financial Statements

The following consolidated interim unaudited financial statements of Lutcam, Inc. (the “Company”) for the three month period ended March 31, 2007 are included with this Quarterly Report on Form 10-QSB:

  Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006;

  Consolidated Statements of Operations for three months ended March 31, 2007 and for the three months ended March 31, 2006 and for the period from July 30, 2003 (Inception) to March 31, 2007.

  Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and for the three months ended March 31, 2006 and for the period from July 30, 2003 (Inception) to March 31, 2007.

  Condensed Notes to Financial Statements.

LUTCAM, INC.
(A Development Stage Company)
Balance Sheet

	March 31, 2007	December 31, 2006

	Unaudited
ASSETS
Current Assets
Cash	$ 22,897	$ 28,967

Total Current Assets	22,897	28,967

Total Assets	$ 22,897	$ 28,967
	===============	===============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$ -	$ 5,610
Shareholder Loan	11,480	11,480

Total Current Liabilities	11,480	17,090

Total Liabilities	$ 11,480	$ 17,090

Shareholders' Equity (Deficit)
Common Stock, $0.001 par value; authorized
75,000,000 shares; issued and outstan-
ding 3,086,000 shares	$ 3,086	$ 3,086
Additional Paid-In Capital	51,214	51,214
Deficit accumulated during the development
stage	(42,883)	(42,423)

Total Shareholders' Equity (Deficit)	$ 11,417	$ 11,877

Total Liabilities and Shareholders' Equity (Deficit)	$ 22,897	$ 28,967
	===============	===============

The accompanying notes are an integral part of these financial statements.

LUTCAM, INC.
(A Development Stage Company)
Statement of Operations

			For the Period
			of Inception
	For the		from July 30,
	Three Months Ended		2003, through
	Mar. 31, 2007	Mar. 31, 2006	Mar. 31, 2007

	Unaudited	Unaudited	Unaudited

Revenue	$ -	$ -	$ -

Cost of Sales	-	-	-

Operating Income

General and Administrative Expenses:
Professional Fees	460	8,750	41,510
Other Administrative Expenses		10	1,373
Total General and Administrative
Expenses	460	8,760	42,883

Net Loss	$ (460)	(8,760)	$ (42,883)
	=============	=============	=============

Loss Per Common Share:
Basic and Diluted	$ (0.000)	(0.004)
	=============	=============

Weighted Average Shares Outstanding:
Basic and Diluted	3,086,000	2,500,000
	=============	=============

The accompanying notes are an integral part of these financial statements.

LUTCAM, INC.
(A Development Stage Company)
Statement of Cash Flows

			For the Period
			of Inception
	For the		from July 30,
	Three Months Ended		2003, through
	Mar. 31, 2007	Mar. 31, 2006	Dec. 31, 2006

	Unaudited	Unaudited	Unaudited

Cash flows from operating activities:
Net loss	$ (460)	$ (2,590)	$ (42,883)
Adjustments to reconcile net loss to
net cash used by operating activities:
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and
accrued liabilities	(5,610)

Net cash (used by) operating
activities	(6,070)	(2,590)	(42,883)

Cash flows from financing activities:
Common stock issued for cash			54,300
Due to related parties		2,000	11,480

Net cash (used) provided by
financiang activities	-	2,000	65,780

Net increase (decrease) in cash	(6,070)	(590)	22,897

Cash, beginning of the period	28,967	2,783	-

Cash, end of the period	$ 22,897	$ 2,193	$ 22,897
	=============	=============	=============

Supplemental cash flow disclosure:
Interest paid	$ -	$ -	$ -
	=============	=============	=============
Taxes paid	$ -	$ -	$ -
	=============	=============	=============

The accompanying notes are an integral part of these financial statements.

Lutcam, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
March 31, 2007

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

The financial statements have, in management’s opinion, been properly prepared within the reasonable limits of materiality and within the framework of the significant accounting.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of December 31, 2006.

Lutcam, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
March 31, 2007

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
March 31, 2007

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as July 30, 2003. Since inception, the Company has incurred operating losses totaling $42,883. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since July 30, 2003, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of March 31, 2007 and 2006.

Lutcam, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
March 31, 2007

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2007 and 2006:

                                                                         2007                       2006
Numerator:

Basic and diluted net loss per share:
Net Loss                                                          $ (406)                $ (8,760)

Denominator
Basic and diluted weighted average
   number of shares outstanding                      2,650,686               2,500,000

Basic and Diluted Net Loss Per Share           $    (0.000)              $   (0.004)

3.       Capital Structure

During the period from inception through March 31, 2007, the Company entered into the following equity transactions:

  Sold 2,000,000 shares of common stock at $.01 per share for $20,000.
  Sold 500,000 shares of common stock at $.01 per share for $5,000.

As of December 31, 2005, 2,500,000 common shares were issued and outstanding.

On December 4, 2006 the Company sold $586,000 shares of stock at 5 cents per share, realizing $29,300.

As of March 31, 2007, the Company has authorized 75,000,000 of $0.001 par common stock.  As of March 31, 2007 and 2006,   3,086,000 and 2,500,000 shares respectively were issued and outstanding.

Lutcam, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
March 31, 2007

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

Lutcam Corporate Development	Amount of Funding Required for each Phase	Development Phases	Time Frame for each Phase	Sales and Marketing Development
Open Office in Port Huron Michigan	$60,000	Phase One	June 1, 2007 to July 15, 2007	Develop Sales collateral utilizing present Thruflow sales material

Hire Secretary				Advertise in Marina Dock Age

Visit Present Thruflow Customer with Thruflow Rep				Direct Mail Campaign advertise in Boating Industry Magazine

Hire Sales Rep (to become mgr) to work with K. Tully and Otron Rep				Sales rep to complete Thruflow training program

Roll out Sales in Michigan; begin by contacting former Thruflow dealers in Michigan; retain and refocus dealer sales reps.	$100,000	Phase Two	July 16, 2007 to December 31, 2007	Focus primarily on existing Thruflow Customer; join MOAA (Marina Operators Association of America)

Increase Michigan Sales through the addition of new dealers in areas not presently covered	$80,000	Phase Three	January 1, 2008 to July 31, 2008	Trade shows and advertise in Marina and Boatyard Today Media

Roll out Sales in Ohio, Pennsylvania and New York. Sales begin by contacting former Thruflow dealers.				Target Big Box Companies for sale of pre fab kits and will build relationships and info materials to support

Hire additional Sales Rep (Lutcam)	$50,000	Phase Four	August 1, 2008 to January 31, 2009	Sales rep to complete Thruflow training program

Maintain dealer education program in Michigan Sales	Becomes cash positive			Increase market and sales focus on animal husbandry

Increase dealer sales through educational planning and corporate support in Ohio, Pennsylvania and New York Sales				Direct Mail Campaign and advertise in Marina Dock Media

Roll out Sales in States of Indiana, Illinois, Iowa and Wisconsin, Sales begin by contacting former dealers		Phase Five	February 1, 2009 to July 31, 2009	Focus primarily on existing Thruflow Customers

Canada				Review possible companies for merger/acquisition

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

ITEM 3.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Kerry Tully. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended March 31, 2007 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended March 31, 2007.

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending March 31, 2007.

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

(b) Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the three month period ended March 31, 2007 and has not filed any Current Reports on Form 8-K since March 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUTCAM, INC.

Signature	Date
/s/ Kerry Tully Kerry Tully Director, Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer	May 10, 2007
/s/ Dennis Kjeldsen Dennis Kjeldsen Director and Secretary	May 10, 2007
/s/ Dom Domic Dom Domic Director	May 10, 2007