Form 10QSB
period 2007-06-30
LUTCAM INC
filed 2007-08-14
CIK 1275548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period

Commission file number 333-113270

LUTCAM, INC. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	36-4536633 (I.R.S. Employer Identification No.)

1925 200 Burrard Street Vancouver, British Columbia, Canada (Address of principal executive offices)

(604) 693 0177
(Issuer's telephone number)

Not Applicable (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

     Yes [X]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 3,086,000 shares of common stock issued and outstanding as of August 14, 2007.

Transitional Small Business Disclosure Format (Check one):      Yes [ ]      No [X]

click here for printer-friendly PDF version

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying interim balance sheets of Lutcam, Inc. at June 30, 2007 and the interim statement of operations and interim statement of cash flow for the three and six months ended June 30, 2007 and 2006 have been prepared by our management in conformity with United States accounting principles generally accepted.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

LUTCAM, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

(Stated in US Dollars)

LUTCAM, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

JUNE 30, 2007 and DECEMBER  31, 2006

(Unaudited)
(Stated in US Dollars)

	June 30,	December 31, 2006
	2007
ASSETS
Current
Cash	$1,191	$28,967

	$1,191	$28,967

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 5	$12,213	$5,610
Due to related party – Note 6	21,480	11,480

	$33,693	$17,090

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Common stock - $0.001 par value – Note 4
75,000,000 shares authorized
3,086,000 shares issued and outstanding	3,086	3,086
Additional paid-in capital	51,214	51,214
Accumulated deficit during the development stage	(86,802)	(42,423)
	(32,502)	11,877

	$1,191	$28,967

The accompanying notes are an integral part of these unaudited financial statements

LUTCAM, INC.

(A Development Stage Company)

INTERIM STATEMENT OF OPERATIONS

(Unaudited)
Stated in U.S. Dollars

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30		Cumulative From Inception July 30, 2003 to June 30, 2007

	2007	2006	2007	2006
Revenue	-	-	-	-	-

Expenses
Consulting Fees	6,500	-	6,500	-	6,500
Professional Fees	26,643	1,000	27,103	9,750	68,153
Other administrative expenses	-	-	-	10	1,373
Transfer agent fees	10,776		10,776		10,776
	43,919	1,000	44,379	9,760	86,802

Net Loss for the Period	$(43,919)	$(1,000)	$(44,379)	$(9,760)	$(86,802)

Basic and Diluted Loss per Share	$(0.01)	$(0.000)	$(0.01)	$(0.004)	$(0.03)
Weighted average number of Shares outstanding	3,086,000	2,500,000	3,086,000	2,500,000	3,086,000

The accompanying notes are an integral part of these unaudited financial statements

LUTCAM, INC.

(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS

(Unaudited)
Stated in U.S. Dollars

	For the Three Months Ended June 30		For the Six Months Ended June 30		From the period of Inception, from July 30, 2003, through
	2007	2006	2007	2006	June 30, 2007

Cash flows from operating activities:
Net loss	$(43,919)	$(1,000)	$(44,379)	$(9,760)	$(86,802)
Adjustments to reconcile net loss to net cash used by operating activities:		-		-	-
Change in operating assets and liabilities: Increase in accounts payable and accrued liabilities	12,213	-	6,603	-	12,213

Net cash (used by) operating activities	(31,706)	(1,000)	(37,776)	(9,760)	(74,589)

Cash flows from financing activities:
Common stock issued for cash	-	-	-	-	54,300
Due to related party	10,000	-	10,000	7,990	21,480

Net cash (used) provided by financing activities	10,000	-	10,000	7,990	75,780

Net increase (decrease) in cash	(21,706)	(1,000)	(27,776)	(1,770)	1,191

Cash, beginning of the period	22,897	1,423	28,967	2,193	-

Cash, end of the period	$1,191	$423	$1,191	$423	$1,191

The accompanying notes are an integral part of these unaudited financial statements

 LUTCAM, INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

For the period July 30, 2003 (date of inception) to June 30, 2007

(Unaudited)
(Stated in US Dollars)

	Common Shares	Par Value	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total Shareholders’ Equity (Deficit)

Common stock issued for cash: at initial capitalization – at $0.01 per share October 3, 2003	2,500,000	$2,500	$22,500	-	25,000
Net loss for period July 30, 2003 to December 31, 2003	-	-	-	(13,180)	(13,180)
Balance, December 31, 2003	2,500,000	$2,500	$22,500	$(13,180)	$11,820

Net loss for the year				(14.137)	(14,137)
Balance, December 31, 2004	2,500,000	$2,500	$22,500	$(27,317)	$(2,317)

Net loss for the year				(3.090)	(3,090)
Balance, December 31, 2005	2,500,000	$2,500	$22,500	$(30,407)	$(5.407)

Common stock issued for cash: at $0.05 per share – December 4, 2006	586,000	586	28,714		29,300
Net loss for the year				(12,016)	(12,016)
Balance, December 31, 2006	3,086,000	$3,086	$51,214	$(42,423)	$11,877

Net loss for the six month period				(44,379)	(44,379)
Balance, June 30, 2007	3,086,000	$3,086	$51,214	$(86,802)	$(32,502)

The accompanying notes are an integral part of these unaudited financial statements

LUTCAM, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

(Stated in US Dollars)

Note 1	Interim Financial Statements

Lutcam, Inc. (the “Company”) was incorporated under the laws of the State of Nevada, USA.  While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with the accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2006 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2006 annual financial statements.

Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

Note 2	Summary of Accounting Policies

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of December 31, 2006 and December 31, 2005 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses.  The fair value of related party payables is not determinable.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as July 30, 2003. Since inception, the Company has incurred operating losses totaling $86,802. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since July 30, 2003, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of June 30, 2007 and 2006.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended June 30, 2007 and 2006:

	2007	2006
Numerator:
Basic and diluted net loss per share Net Loss:	$(44,379)	$ (9,760)
Denominator
Basic and diluted weighted average number of shares outstanding:	3,086,000	2,500,00

Basic and Diluted Net Loss Per Share	$ (0.01)	$ (0.004)

Note 3	Nature and Continuance of Operations

The Company was incorporated under the laws of the State of Nevada, USA during July 2003.  The Company is a public company whose common shares are quoted on the United States Over-the-Counter Bulletin Board.

During July 2003, the Company entered into a distribution agreement with Thruflow, Inc. to distribute interlocking deck products bearing the “ThruFlow Interlocking” trademark on an exclusive basis throughout selected territories in the United States.   During February 2004, the Company and Thruflow revised the terms, territories and commencement period of the distribution agreement.  The revised distribution agreement with Thruflow allowed the Company to distribute interlocking deck products on an exclusive basis in the states of Michigan, Ohio, Pennsylvania and New York.  The Company was also granted non-exclusive distribution rights in Canada and the states of Indiana, Illinois, Iowa and Wisconsin.   The agreement was for a period of ten years (”initial term”) and was renewable for an additional ten-year term at the sole discretion of Thruflow.  The agreement required the Company to maintain annual sales growth of at least 15%, as well as, provide various monthly and annual sales reports.  On July 19, 2007, the Company’s distribution agreement with Thruflow Interlocking Panels (formerly Otron Tech Inc.) was terminated.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $86,602 since its inception, has a working capital deficiency of $32,502 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Note 4	Capital Stock

The authorized share capital consists of 75,000,000 common shares with a par value of $0.001.

From July 30, 2003 (Date of Inception) to June 30, 2007, the Company has issued 3,086,000 common shares for proceeds of $51,214.

As at June 30, 2007 there were no outstanding stock options or warrants.

Note 5	Accounts Payable and Accrued Liabilities

Accounts payable consists of accrued consulting, accounting and legal fees amounting to $12,213.

Note 6	Due to Related Party

The amounts due to related party is due to a former director of the Company and represent cash advances provided to the Company to cover operating expenses. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

Note 7	Litigation

There are no significant legal proceedings against the Company with respect to matters arising in the ordinary course of business.

Note 8	Subsequent Events

Termination of Distribution Agreement

On July 19, 2007, the Company’s distribution agreement, dated February 2, 2004, with Thruflow Interlocking Panels (formerly Otron Tech Inc.) was terminated so that the Company can pursue other business opportunities.

Change in Directors and Officers

On July 24, 2007, Drew Bonnell and Bill Dynes were appointed as directors of our company.  Also on July 24, 2007, Kerry Tully resigned as our president and chief financial officer and Dennis Kjeldsen resigned as the secretary of our company.  Drew Bonnell was appointed president, chief financial officer and secretary of our company to fill the vacancies created by the resignations of Kerry Tully and Dennis Kjeldsen.  On July 25, 2007, Kerry Tully, Dennis Kjeldsen and Dom Domic resigned as directors of our company and Svetlana Kozlovskaia was appointed a director of our company.

Stock Option Plan

On July 25, 2007, the Company adopted a Stock Option Plan pursuant to which it can grant stock options to purchase an aggregate of 5,000,000 shares of common stock to eligible employees, directors, officers and consultants. Under the plan, eligible employees, consultants, and such other persons, other than directors subject to tax in the United States who are not eligible employees, may receive awards of "non-qualified stock options". Also under the plan, individuals who, at the time of the option grant, are employees of the Company or any related company, as defined in the plan, who are subject to tax in the United States, may receive "incentive stock options", and stock options granted to non-US residents may receive awards of "options". The purpose of the plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased incentive to make contributions to the Company.

Granting of Stock Options

On July 25, 2007, the Company granted the following stock options:

Name	Number of Stock Options	Exercise Price	Expiry Date
Drew Bonnell	200,000	US$0.25	July 24, 2012
Drew Bonnell	250,000	US$0.50	July 24, 2012
Bill Dynes	100,000	US$0.25	July 24, 2009
Total	550,000

Change in Control of Registrant

Svetlana Kozlovskaia acquired 2,500,000 shares of the Company’s common stock on July 25, 2007 from past directors.  These shares represent 81% of the Company’s issued and outstanding common shares as of August 14, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

As used in this quarterly report and unless otherwise indicated, the terms "we", "us", "our" and "Lutcam" means Lutcam, Inc.

Corporate History

We were incorporated under the laws of the State of Nevada, USA during July 2003.

During July 2003, we entered into a distribution agreement with Thruflow, Inc. to distribute interlocking deck products bearing the “ThruFlow Interlocking” trademark on an exclusive basis throughout selected territories in the United States.   During February 2004, we and Thruflow revised the terms, territories and commencement period of the distribution agreement.  The revised distribution agreement with Thruflow allowed us to distribute interlocking deck products on an exclusive basis in the states of Michigan, Ohio, Pennsylvania and New York.  We were also granted non-exclusive distribution rights in Canada and the states of Indiana, Illinois, Iowa and Wisconsin.   The agreement was for a period of ten years and was renewable for an additional ten-year term at the sole discretion of Thruflow.  The agreement required us to maintain annual sales growth of at least 15%, as well as, provide various monthly and annual sales reports. On July 19, 2007, the distribution agreement was terminated due to lack of sales by our former management team.

PLAN OF OPERATION

On July 19, 2007, our distribution agreement, dated February 2, 2004, with Thruflow Interlocking Panels (formerly Otron Tech Inc.) was terminated due to lack of sales by the former management team.  As a result of the termination and in an effort to substantiate stockholder value, our new board and management we have commenced due diligence to identify alternative business opportunities.  We are seeking suitable business entities with whom we can effect a merger of a target business or, as an alternative, to acquire a business unrelated to our current business.  We can provide no assurance, however, that we will be able to locate any such business opportunities.

We may seek a business opportunity with entities which have recently commenced operations or wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities or develop a new product or service. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.  No assurances can be given that we will be successful in locating or negotiating with any startups or find any assets to acquire.

The search for and analysis of new business opportunities will be undertaken by our current management who are not professional business analysts.  In seeking or analyzing prospective business opportunities, our management may utilize the services of outside consultants or advisors.

Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.  Likewise, no assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

As of the date hereof, management has not made any decisions concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this report are advised to determine if we have subsequently filed a Form 8-K.

As of June 30, 2007, our company had cash of $1,191 and a working capital deficiency of $32,502.  We anticipate that we will incur approximately $300,000 during the next twelve months in connection with our company locating, evaluating and negotiating potential business opportunities through which to carry out an asset acquisition or business combination.  We anticipate that we will incur additional expenses if we are successful in locating a business opportunity and enter into an agreement to acquire assets or carry out a business combination with a suitable target company.  If we acquire assets, we will require significant funds to develop and commercialize the products or technologies in addition to any acquisition costs that may be incurred.  It is not possible to estimate such funding requirements until such time as we enter into a definitive agreement.

In addition to the costs set out above, we estimate our general operating expenses for the next twelve month period to be as follows:

Estimated Operating Expenses For the Next Twelve Month Period
Operating Expenses
Consultant Compensation	$300,000
Professional Fees	100,000
General and Administrative Expenses	75,000
$475,000

Employees

Currently we have no employees.  We anticipate that we will be conducting most of our business through agreements with consultants and third parties.

Consultant Compensation

Given the early stage of our operations, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as-needed basis.  We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $300,000.

Professional Fees

We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as public company under the United States Securities Exchange Act of 1934, as amended.  We estimate such expenses for the next fiscal year to be approximately $100,000.

General and Administrative Expenses

We anticipate spending $75,000 on general and administrative costs in the next twelve month period.  These costs primarily consist of expenses such as office supplies and office equipment.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.  We expect this situation to continue for the foreseeable future.  We anticipate that we will have negative cash flows during the next twelve month period.

We incurred a net loss of $43,919 for the three months ended June 30, 2007.  As indicated above, we anticipate that our estimated working capital requirements and projected operating expenses for the next twelve months will be $475,000, excluding the costs associated with locating suitable business opportunities.  As we had a working capital deficiency of $32,505 as of June 30, 2007, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Given that we have not achieved profitable operations to date, our cash requirements are subject to numerous contingencies and risk factors beyond our control, including operation and acquisition risks, competition from well-funded competitors, and our ability to manage growth.  We can offer no assurance that our company will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections.  If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.

There are no assurances that we will be able to obtain funds required for our continued operation.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful operation or our reclaimed textiles business or successful development of a suitable alternative business and, finally, achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate that additional funding, when required, will be in the form of equity financing from the sale of our common stock or through debt financing.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through debt financing on commercially reasonable terms to fund operations.  We do not currently have any arrangements in place for any future equity or debt financing.  Our limited operating history and our lack of significant tangible capital assets makes it unlikely that we will be able to obtain significant debt financing in the near future.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of our company.  Although these estimates are based on management's knowledge of current events and actions that our company may undertake in the future, actual results may differ from such estimates.

Going Concern

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

NEW ACCOUNTING PRONOUNCEMENTS

We have determined that there were no new accounting pronouncements as of August 14, 2007 which have a material effect on our company or our operations.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements".  Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below.  We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".  Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

We are a development stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results.

We have not been able to achieve profitable operations and there are no assurances that we will be able to do so in the future. Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of a business in general. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and there can be no assurance that we will generate significant operating revenues in the future or ever achieve profitable operations.

We have no agreement for a business combination or other transaction and there can be no assurance that we will be able to successfully identify and evaluate a suitable business opportunity.

As at the date of this report, we have no arrangement, agreement or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity.  The success of our company following an entry into any business opportunity or business combination will depend to a great extent on the operations, financial condition and management of any identified business opportunity.  While management intends to seek business opportunities and/or business combinations with entities with established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria.  In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

As there are a large number of established and well-financed entities actively seeking suitable business opportunities and business combinations, we are at a competitive disadvantage in identifying and completing such opportunities.

We are, and will continue to be, an insignificant participant seeking a suitable business opportunity or business combination.  A large number of established and well-financed entities, including venture capital firms, are active in seeking suitable business opportunities or business combinations which may also be desirable target candidates for our company.  Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than our company.  Consequently, we are at a competitive disadvantage in identifying possible business opportunities and completing a business combination.  In addition, we will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

Upon completion of a business opportunity or combination, there can be no assurance that we will be able to successfully manage or achieve growth of that business opportunity or combination.

Our ability to achieve growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including our ability to hire and train management and other employees and the adequacy of our financial resources.  There can be no assurance that we will be able to successfully manage any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a material adverse effect on our company.

If we complete a business opportunity or combination, management of our company may be required to sell or transfer common shares and resign as members of our board of directors.

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new shareholders obtaining a controlling interest in our company.  Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the shares they hold in our company and require such individuals to resign as members of our board.  The resulting change in control of our company could result in the removal of one or more of our present officers and directors and a corresponding reduction in or elimination of their participation in the future affairs of our company.

If we complete a business opportunity or combination, we may be required to issue a substantial number of common shares which would dilute the shareholdings of our current shareholders and result in a change of control of our company.

We may pursue the acquisition of a business opportunity or a business combination with a private company.  The likely result of such a transaction would result in our company issuing common shares to shareholders of such private company.  Issuing previously authorized and unissued common shares in the capital of our company will reduce the percentage of common shares owned by existing shareholders and may result in a change in the control of our company and our management.

Our common stock is illiquid and shareholders may be unable to sell their shares.

There is currently a limited market for our common stock and we can provide no assurance to investors that a market will develop.  If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment.  Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially.  These fluctuations may adversely affect the trading price of our common shares.

We may be unsuccessful at identifying, acquiring and operating suitable business opportunities and if we are unable to find, acquire or operate a suitable opportunity for our company, we may never achieve profitable operations.

We may not be able to find the right business opportunity for our company to become engaged in or we may not succeed in becoming engaged in the business opportunity we choose because we may not act fast enough or have enough money or other attributes to attract the new business opportunity.  Before we begin to have any significant operations, we will have to become involved in a viable business opportunity.  In addition, in order to be profitable, we will have to, among other things, hire consultants and employees, develop products and/or services, market our products/services, ensure supply and develop a customer base.  There is no assurance that we will be able to identify, negotiate, acquire and develop a business opportunity and we may never be profitable.

RISKS RELATED TO OUR COMMON STOCK

Our stock is a penny stock.  Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock.  The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors".  The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special  written determination  that  the  penny stock is a  suitable  investment for the  purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The National Association of Securities Dealers, or NASD, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information.  Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 3.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2007.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President.  Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president, secretary and treasurer as appropriate, to allow timely decisions regarding required disclosure.

PART II  -  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits and Index of Exhibits
Exhibit Number	Description of Exhibit
10.1	Form of Stock Option Agreement entered into with Drew Bonnell (1)
10.2	Form of Stock Option Agreement entered into with Bill Dynes (1)
10.3	Agreement for the Purchase of Common Stock (1)
31.1	Section 302 Certification Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously submitted with our Form 8-K, as filed on July 24, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUTCAM, INC.

By:	/s/ Drew Bonnell

Drew Bonnell
President, Chief Financial Officer, Secretary and Director

Date:	August 14, 2007