Form 10QSB
period 2007-09-30
MIDWEST URANIUM CORP
filed 2007-11-19
CIK 1275548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period

Commission file number 333-113270

MIDWEST URANIUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	36-4536633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 29 - 303 La Ronge Avenue
La Ronge, Saskatchewan S0J 1L0
(Address of principal executive offices)

800.293.3312
(Issuer's telephone number)

Lutcam, Inc.
Suite 1680 – 200 Burrard Street, Vancouver, British Columbia Canada V6C 3L2
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
Yes [X]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 39,848,000 shares of common stock issued and outstanding as of November 6, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Midwest Uranium Corporation (formerly Lutcam, Inc.) at September 30, 2007 and the statement of operations and statement of cash flow for the three and nine months ended September 30, 2007 and 2006 have been prepared by our management in conformity with United States accounting principles generally accepted.

It is the opinion of management that the financial statements for the quarter ended September 30, 2007 include all adjustments necessary in order to ensure that the financial statements are not misleading.

MIDWEST URANIUM CORPORATION
(formerly Lutcam, Inc.)
(An Exploration Stage Company)

FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

(Stated in US Dollars)

MIDWEST URANIUM CORPORATION
(formerly Lutcam, Inc.)
(An Exploration Stage Company)
BALANCE SHEETS

(Stated in US Dollars)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current
Cash	$255,832	$28,967
	$255,832	$28,967

LIABILITIES
Current
Accounts payable and accrued liabilities	$24,061	$5,610
Share repurchase payable - Note 3	200,000	-
Loans payable – Note 4	331,336	11,480
	555,397	17,090

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Common stock - $0.001 par value – Note 3
5,100,000,000(5,100,000,000 -2006) shares authorized

Preferred stock - $0.001 par value – Note 3
100,000,000 (0 -2006) share authorized

39,848,000 (209,848,000 – 2006) common shares issued and
outstanding	39,848	209,848
Additional paid-in capital	(162,989)	(155,548)
Accumulated deficit during the Development stage	(176,424)	(42,423)
	(299,565)	11,877

	$255,832	$28,967

The accompanying notes are an integral part of these unaudited financial statements

MIDWEST URANIUM CORPORATION
(formerly Lutcam, Inc.)
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)
Stated in U.S. Dollars

					Cumulative
	THREE MONTHS ENDED		NINE MONTHS ENDED		From
	SEPTEMBER 30		SEPTEMBER 30		Inception
					July 30, 2003
	2007	2006	2007	2006	to
					September
					30,
					2007

Revenue	-	-	-	-	-

Expenses
Consulting Fees	369	-	6,869	-	6,869
Management fees –	54,359	-	54,359	-	54,359
Note 3
Professional Fees	32,605	500	59,708	10,250	100,758
Other administrative
Expenses	-	-	-	10	1,373
Transfer agent fees	2,289	-	13,065	-	13,065
	89,622	500	134,001	10,260	176,424

Net Loss	$(89,622)	$(500)	$(134,001)	$(10,260)	$(176,424)

Basic and Diluted
Loss per Common Share	$(0.000)	$(0.000)	$(0.000)	$(0.000)

Weighted average
number of Common	123,000,174	170,000,000	180,580,601	170,000,000
Shares outstanding –
Basic and diluted

The accompanying notes are an integral part of these unaudited financial statements

MIDWEST URANIUM CORPORATION
(formerly Lutcam, Inc.)
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
Stated in U.S. Dollars

					From the
					period of
					Inception, from
					July 30, 2003,
	For the Three Months		For the Nine Months		through
	Ended September 30		Ended September 30		September 30,
	2007	2006	2007	2006	2007

Cash flows from(used in) operating
activities:
Net loss	$(89,622)	$(500)	$(134,001)	$(10,260)	$(176,424)
Adjustments to reconcile net loss to
net cash from operating activities:

Stock based compensation – Note 3	22,559	-	22,559	-	22,559
Changes in operating assets and
liabilities:
Accounts payable and
Accrued liabilities	11,848	500	18,451	500	24,061
Net cash (used in) operating
Activities	(55,215)	-	(92,991)	(9,760)	(129,804)

Cash flows from(used in) financing
activities:
Common stock issued for cash	-	-	-	-	54,300
Loans payable – Note 6	309,856	-	319,856	7,990	331,336

Net cash (used in) provided by
financing activities	309,856	-	319,856	7,990	385,636

Net increase (decrease) in cash	254,641	(500)	226,865	(1,770)	255,832

Cash, beginning of the period	1,191	693	28,967	2,193	-

Cash, end of the period	$255,832	$193	$255,832	$423	$255,832

Supplemental disclosure of cash flow
information:
Cash paid for:
Interest	$-	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

MIDWEST URANIUM CORPORATION
(formerly Lutcam, Inc.)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the period July 30, 2003 (date of inception) to September 30, 2007
(Unaudited)
(Stated in US Dollars)

				Deficit
				Accumulated	Total
			Capital in	During the	Shareholders’
	Common		Excess of	Development	Equity
	Shares	Par Value	Par Value	Stage	(Deficit)

Common stock issued for cash:
at initial capitalization – at
$0.000147 per share October 3,
2003	170,000,000	$170,000	$(145,000)	-	25,000
Net loss for period July 30,
2003
to December 31, 2003	-	-	-	(13,180)	(13,180)
Balance, December 31, 2003	170,000,000	$170,000	$(145,000)	$(13,180)	$11,820

Net loss for the year	-	-	-	(14,137)	(14,137)
Balance, December 31, 2004	170,000,000	$170,000	$(145,000)	$(27,317)	$(2,317)

Net loss for the year	-	-	-	(3,090)	(3,090)
Balance, December 31, 2005	170,000,000	$170,000	$(145,000)	$(30,407)	$(5,407)

Common stock issued for cash:
at $0.000735 per share –
December 4, 2006	39,848,000	39,848	(10,548)	-	29,300
Net loss for the year	-	-	-	(12,016)	(12,016)
Balance, December 31, 2006	209,848,000	$209,848	$(155,548)	$(42,423)	$11,877

Returned to Treasury –
August 16, 2007	(170,000,00)	(170,000)	(30,000)	-	(200,000)
Stock based compensation	-	-	22,559	-	22,559
Net loss for the nine month
period	-	-	-	(134,001)	(134,001)
Balance, September 30, 2007	39,848,000	$39,848	$(162,989)	$(176,424)	$(299,565)

The accompanying notes are an integral part of these unaudited financial statements

MIDWEST URANIUM CORPORATION
 (formerly Lutcam, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
(Stated in US Dollars)

Note 1      Interim Financial Statements

Midwest Uranium Corporation, formerly Lutcam, Inc. (the “Company”) was incorporated under the laws of the State of Nevada, USA. While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with the accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2006 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2006 annual financial statements.

Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.” SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of September 30, 2007 and December 31, 2006 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated deferred tax credit through a net operating loss carry forward. However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined as follows.

Exploration Stage Company

The Company is considered a exploration-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as July 30, 2003. Since inception, the Company has incurred operating losses totaling $176,424. The Company’s working capital has been generated through the sales of common stock and demand loans. Management has provided financial data since July 30, 2003, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of September 30, 2007 and 2006.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended September 30, 2007 and 2006:

	2007	2006
Numerator:
Basic and diluted net loss per share
Net Loss:	$(134,001)	$(10,260)
Denominator
Basic and diluted weighted average
number of shares outstanding:	180,580,601	170,000,000

Basic and Diluted Net Loss Per Share	$(0.000)	$(0.000)

Foreign Currency Translation

The financial statements are presented in United States dollars unless otherwise noted. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. Management has adopted this standard since inception.

In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” to give guidance on the implementation of SFAS No. 123R. Management will consider SAB No. 107 during the implementation of SFAS No. 123R.

Nature and continuance of operations

The Company was incorporated under the laws of the State of Nevada, USA during July 2003. The Company is a public company whose common shares are quoted on the United States Over-the-Counter Bulletin Board.

During July 2003, the Company entered into a distribution agreement with Thruflow, Inc. to distribute interlocking deck products bearing the “ThruFlow Interlocking” trademark on an exclusive basis throughout selected territories in the United States. During February 2004, the Company and Thruflow revised the terms, territories and commencement period of the distribution agreement. The revised distribution agreement with Thruflow allowed the Company to distribute interlocking deck products on an exclusive basis in the states of Michigan, Ohio, Pennsylvania and New York. The Company was also granted non-exclusive distribution rights in Canada and the states of Indiana, Illinois, Iowa and Wisconsin. The agreement was for a period of ten years (”initial term”) and was renewable for an additional ten-year term at the sole discretion of Thruflow. The agreement required the Company to maintain annual sales growth of at least 15%, as well as, provide various monthly and annual sales reports. On July 19, 2007, the Company’s distribution agreement with Thruflow Interlocking Panels (formerly Otron Tech Inc.) was terminated. The Company did not incur any significant expenses in the development of this business and is now pursuing opportunities in the resource industry.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $176,424 since its inception, has a working capital deficiency of $299,565 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Note 3      Capital Stock

a)      Authorized and issued common shares

The authorized share capital consists of 5,100,000,000 post-split common shares with a par value of $0.001.

On August 16, 2007, the Company agreed to purchase 170,000,000 post-split common shares for $200,000 from one shareholder. These shares were returned to treasury during the quarter and the purchase price has been accrued at September 30, 2007 and was paid subsequently.

b)      Authorized preferred shares

On August 21, 2007 the board of directors unanimously ratified and approved an amendment to the Company’s articles to allow it to create 100,000,000 preferred shares with a par value of $0.001. Pursuant to Letters of Intent signed September 26, 2007 with Thunder Sword Resources Inc. and 101073532 Saskatchewan Co., and subject to carrying out a due diligence examination, the Company’s intention is to acquire a 75% working interest in 40,398 hectares of mineral claims and up to 49% working interest in 34,374 hectares of mineral claims in the Athabasca Basin in Saskatchewan, Canada by issuing 60,000,000 preferred shares with an agreed issue price of $0.08 per share. The interest in the 34,374 hectare mineral claim block may be increased to a 75% interest subject to the performance of Tribune Resources Corp. which has an option to acquire a 51% interest in such claims upon its completion of a $3,000,000 expenditure program by October 1, 2008. The preferred shares shall be voting and convertible into common shares of the company on a one for one basis. In addition to the issuance of the preferred shares, the Company has agreed to pay to 101073531 Saskatchewan Co. a property acquisition fee of $300,000 and agreed to expend a minimum of $2 million on the claims in 2008 and an additional $2 million in 2009, as directed by the board of directors of our company and 101073531 Saskatchewan Co.

c)      Name change and forward stock split

Effective August 30, 2007 the Company changed its name to Midwest Uranium Corporation to better reflect the direction and business of the company.

On August 27, 2007, the Company completed a forward stock split of its issued and outstanding common shares on a 68 to 1 basis, increasing the authorized number of shares from 75,000,000 with a par value of $0.001 to 5,100,000,000 with a par value of $0.001. All common stock and per share amounts referred to in these financial statements have been adjusted to reflect the stock split.

d)      Stock options

On July 25, 2007, the Company adopted a Stock Option Plan pursuant to which it can grant stock options to purchase an aggregate of 3,800,000 shares of common stock to eligible employees, directors, officers and consultants. Under the plan, eligible employees, consultants, and such other persons, other than directors subject to tax in the United States who are not eligible employees, may receive awards of "non-qualified stock options". Also under the plan, individuals who, at the time of the option grant, are employees of the Company or any related company, as defined in the plan, who are subject to tax in the United States, may receive "incentive stock options", and stock options granted to non-US residents may receive awards of "options". The purpose of the plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased incentive to make contributions to the Company.

Compensation costs attributable to share options granted to employees, directors or consultants is measured at fair value at the grant date and expensed with a corresponding increase to paid up capital over the vesting period. Upon exercise of the stock options, consideration paid by the option holder together with the amount previously recognized in additional paid up capital is recorded as an increase to share capital.

The following table summarizes share option transactions during the period:

	Number of	Weighted	Weighted
	Options	Average Exercise	Average
		Price	Remaining Life
			in Years
Balance December, 31, 2006	-	-	-
Granted	550,000	US$0.36

Balance September 30, 2007	550,000	US$0.36	4.27

Granting of Stock Options

The options are subject to vesting provisions as set forth in the stock option agreements dated July 24, 2007. Vesting is provided at the discretion of the directors and once vested options are exercisable at any time.

On July 25, 2007, the Company granted the following stock options:

	Number of Stock
Name	Options	Exercise Price	Expiry Date
Drew Bonnell	200,000	US$0.25	July 24, 2012
Drew Bonnell	250,000	US$0.50	July 24, 2012
Bill Dynes	100,000	US$0.25	July 24, 2009

Total	550,000

The 200,000 options above, granted to Drew Bonnell vest as follows: 100,000 vested immediately at date of grant, July 24, 2007; 100,000 vest on January 24, 2008.

The 250,000 options above granted to Drew Bonnell vest as follows: 125,000 vest on July 24, 2008; 125,000 on January 24, 2009.

The 100,000 options above, granted to Bill Dynes, vest as follows: 25,000 vested immediately at date of grant, July 24, 2007; 25,000 on January, 24, 2008; 25,000 on July 24, 2008; and 25,000 on January 24, 2009.

Of the 550,000 stock options granted, 125,000 were vested in the current quarter. The fair value of all granted options was $93,954 and $22,559 was recorded as management fees for the vested options during the quarter ended September 30, 2007. As of September 30, 2007, the total compensation expense related to non-vested awards to be recognized in future periods is $71,395. This expense will be recognized ratably as the stock options vest. The intrinsic value of the stock options at September 30, 2007 was $20,231.

Fair value of stock options

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006

Risk free rate	4.74% - 4.80%	-
Expected life	2 – 5 years	-
Expected volatility	100%	-
Expected dividend yield	-	-
Weighted average of fair value of options granted	$0.1708	-

Note 4      Loans payable

	September 30,	December 31,
	2007	2006
Due to former director – no terms of repayment	$21,336	11,480
Loan payable – no terms of repayment	10,000	-
Demand loan, no interest, due upon 30 days notice, from a
principal of 101073532 Saskatchewan Co., (See Note 3)	300,000	-
	$331,336	11,480

Note 5      Litigation

There are no significant legal proceedings against the Company with respect to matters arising in the ordinary course of business.

Note 6      Subsequent Events

Change in Directors and Officers

On October 15, 2007 Drew Bonnell resigned as our president, secretary, treasurer and a director of the Company. Bill Dynes was appointed president, secretary and treasurer in place of Drew Bonnell.. According to the terms of the Company’s Stock Option Plan, upon resignation of an optionee, unvested options shall terminate at the date of the resignation. As a result, the 350,000 unvested options for Drew Bonnell have been cancelled.

On October 17, 2007 Bill Dynes resigned as our president and Harvey Smith was appointed President and director of the company in place of Bill Dynes.

Status of Letter of Intent Signed September 26, 2007

The signing of a final form Purchase Agreement on November 1, 2007 pursuant to a Letter of Intent signed September 26, 2007 between the Company, 101073531 Saskatchewan Co and Thunder Sword Resources has been extended until November 30, 2007 to allow management complete its due diligence examination and to resolve associated tax and other structuring issues.

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

As used in this quarterly report and unless otherwise indicated, the terms "we", "us", "our" and "Midwest" means Midwest Uranium Corporation.

Corporate History

We were incorporated under the laws of the State of Nevada, USA during July 2003.

Effective August 30, 2007, we changed our name from “Lutcam, Inc.” to “Midwest Uranium Corporation” to better reflect the direction and business of our company and we effected a sixty-eight (68) for one (1) forward stock split of our authorized, issued and outstanding common stock.

PLAN OF OPERATION

On July 19, 2007, our distribution agreement, dated February 2, 2004, with Thruflow Interlocking Panels (formerly Otron Tech Inc.) was terminated due to lack of sales by the former management team. As a result of the termination and in an effort to substantiate stockholder value, our new board and management has commenced due diligence to identify alternative business opportunities. We are seeking suitable business entities with whom we can effect a merger of a target business or, as an alternative, to acquire a business unrelated to our current business. We can provide no assurance, however, that we will be able to locate any such business opportunities.

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

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the shares they hold in our company and require such individuals to resign as members of our board. The resulting change in control of our company could result in the removal of one or more of our present officers and directors and a corresponding reduction in or elimination of their participation in the future affairs of our company.

The search for and analysis of new business opportunities will be undertaken by our current management who are not professional business analysts. In seeking or analyzing prospective business opportunities, our management may utilize the services of outside consultants or advisors.

Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business. Likewise, no assurances can be given that we will be able to enter into an agreement with a target business.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

As a result of management’s efforts, on September 26, 2007, we entered into letters of intent with Thunder Sword Resources Inc. and 101073531 Saskatchewan Co., whereby we will acquire up to a 75% working interest in 40,398 hectares of mineral claims, and up to a 49% working interest in 34,374 hectares of mineral claims in the Athabasca Basin in Saskatchewan, Canada. The interest to be acquired by our company in the latter 34,374 hectare mineral claim block may be increased to a 75% interest subject to the performance of Tribune Resources Corp. which has an option to acquire a 51% interest in such claims upon its completion of a $3 million expenditure program by October 1, 2008.

In addition to acquiring a majority or controlling interest in the subject claims, it is intended that our company will assume from 101073531 Saskatchewan Co. the management and operation of the ongoing exploration programs on the mineral claims, including the planned 4000 meter “phase 1” drilling program on the area known as the Botham Lake Prospect Mobilization of equipment and fuel for the Botham project commenced on or about October 25, 2007, but has now been delayed pending the meeting and related discussion between the First Nations Band proximate to the Botham land area and the newly elected Saskatchewan Provincial Government. No meeting date has yet been set. .

In consideration of the acquisition of the interest in the 74,772 hectares to be acquired from 101073531 Saskatchewan Co. under the letters of intent, we have agreed to create and issue to 101073531 Saskatchewan Co. up to a maximum of 60 million preferred shares with an agreed issue price of $0.08 per share. The preferred shares will be voting and convertible into common shares of our company. If converted, the common shares issued from such conversion will be subject to resale restrictions. The actual number of preferred shares to be issued to 101073531 Saskatchewan Co. will ultimately depend on the final percentage interest in the claims transferred by101073531 Saskatchewan Co. and whether or not such interest includes or excludes the 26% interest being relinquished by Thunder Sword Resources under the letters of intent, and the vesting of the interest held by Tribune Resources in the 34,374 hectare claim block. In addition to the issuance of the preferred shares, we will pay to 101073531 Saskatchewan Co. a property acquisition fee of $300,000 and agree to expend a minimum of $2 million on the claims in 2008 and an additional $2 million in 2009, as directed by the board of directors of our company and 101073531 Saskatchewan Co.

Our company and 101073531 Saskatchewan Co. had agreed to complete the final form of agreement as between them by November 1, 2007 and thereafter proceed with Thunder Sword Resources towards implementing the reorganization or combination within a 180 day period from the date of the letter of intent. The signing of the final form Purchase Agreement on November 1, 2007 has been extended until November 30, 2007 to allow management to resolve associated tax and other structuring issues

As of September 30, 2007, our company had cash of $255,832 and a working capital deficiency of $299,565. We anticipate that we will incur approximately $300,000 during the next twelve months in connection with our company locating, evaluating and negotiating potential business opportunities through which to carry out an asset acquisition or business combination. We anticipate that we will incur additional expenses if we are successful in locating a business opportunity and enter into an agreement to acquire assets or carry out a business combination with a suitable target company. If we acquire assets, we will require significant funds to develop and commercialize the products or technologies in addition to any acquisition costs that may be incurred. It is not possible to estimate such funding requirements until such time as we enter into a definitive agreement.

In addition to the costs set out above, we estimate our general operating expenses for the next twelve month period to be as follows:

Estimated Operating Expenses For the Next Twelve Month Period
Operating Expenses
Consultant and Management Fee Compensation	$300,000
Professional Fees	100,000
General and Administrative Expenses	75,000
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

Professional Fees

We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended. We estimate such expenses for the next fiscal year to be approximately $100,000.

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

We incurred a net loss of $89,622 for the three months ended September 30, 2007. Net loss for the nine months ended September 30, 2007 amounted to $134,001 as compared to $10,260 for the same period ended September 30, 2006. The increase over the nine months ended September 30, 2006 relates primarily to $6,869 in consulting fees, $31,800 in management fees, $59,708 in professional fees, $22,559 in stock based compensation and $13,065 in transfer agent fees associated with the re-organization of the Company. As indicated above, we anticipate that our estimated working capital requirements and projected operating expenses for the next twelve months will be $475,000, excluding the costs associated with locating suitable business opportunities. As we had a working capital deficiency of $299,565 as of September 30, 2007, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

NEW ACCOUNTING PRONOUNCEMENTS

We have determined that there were no new accounting pronouncements as of November 6, 2007 which have a material effect on our company or our operations.

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

We have no formal written agreement for a business combination or other transaction and there can be no assurance that we will be able to successfully identify and evaluate a suitable business opportunity.

As at the date of this report, we have no formal written agreement with respect to acquiring a business opportunity or engaging in a business combination with any private entity. The success of our company following an entry into any business opportunity or business combination will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities with established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 3.        CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2007, the end of the third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 16, 2007, we entered into a return to treasury agreement with Svetlana Kozlovskaia whereby we purchased 170,000,000 (2,500,000 on a pre-split basis) shares from Svetlana Kozlovskaia for the sole purpose of retiring the shares to treasury. In consideration for the shares we paid Svetlana Kozlovskaia $200,000. On September 6, 2007, the 170,000,000 (2,500,000 on a pre-split basis) shares were returned to treasury and cancelled.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5        OTHER INFORMATION

None.

ITEM 6        EXHIBITS

(a)                 Exhibits and Index of Exhibits

Exhibit	Description of Exhibit
Number
3.1	Articles of Merger filed with the Secretary of State of State of Nevada on August 15, 2007 and which is effective August 27, 2007(2)
3.2	Certificate of Change filed with the Secretary of State of State of Nevada on August 15, 2007 and which is effective August 27, 2007(2)
10.1	Form of Stock Option Agreement entered into with Drew Bonnell (1)
10.2	Form of Stock Option Agreement entered into with Bill Dynes (1)
10.3	Agreement for the Purchase of Common Stock (1)
10.4	Letter of Intent dated September 21, 2007 with 101073531 Saskatchewan Ltd. and Thunder Sword Resources Inc.(3)
10.5	Second Letter of Intent dated September 21, 2007 with 101073531 Saskatchewan Ltd. and Thunder Sword Resources Inc.(3)
31.1*	Section 302 Certification Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Section 302 Certification Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*

Section 906 Certification
Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

(1)	Previously filed with our Current Form 8-K filed with the Securities and Exchange Commission as filed on July 24, 2007.
(2)	Previously filed with our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2007.
(3)	Previously filed with our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST URANIUM CORPORATION

By:         /s/ Harvey Smith
               Harvey Smith
               President and Director
               (Principal Executive Officer)

Date:      November 19, 2007

By:         /s/ Bill Dynes
               Bill Dynes
               Secretary, Treasurer and CFO
               (Principal Financial Officer and Principal Accounting Officer)

Date:     November 19, 2007