Form 10KSB
period 2007-12-31
MIDWEST URANIUM CORP
filed 2008-03-31
CIK 1275548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  333-113270

MIDWEST URANIUM CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	47-0930824
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 29 - 303 La Ronge Avenue, La Ronge, Saskatchewan S0J 1L0
(Address of principal executive offices)

800.293.3312
(Issuer's telephone number)

Lutcam, Inc. Suite 1680 – 200 Burrard Street, Vancouver, British Columbia Canada V6C 3L2
Securities registered under Section 12(b) of the Exchange Act

Securities registered under Section 12(b) of the Exchange Act:	NONE.
Securities registered under Section 12(g) of the Exchange Act:	Common Stock, Par Value $0.001 per share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]

State issuer’s revenues for its most recent fiscal year.  $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.):   Aggregate market value of the 39,848,000 common voting stock held by non-affiliates of the registrant was $2,789,360, based on the closing price of $0.07 on March 19, 2008.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   39,848,000 common shares issued and outstanding as of March 19, 2008

Transitional Small Business Disclosure Format (Check one):     Yes [   ]     No [X]

MIDWEST URANIUM CORPORATION

(Formerly Lutcam, Inc.)

DECEMBER 31, 2007 ANNUAL REPORT ON FORM 10-KSB

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

The Company was incorporated under the laws of the State of Nevada, USA during July 2003 under the name of Lutcam, Inc.  Effective August 27, 2007 Lutcam, Inc. merged with Midwest Uranium Corporation, a company incorporated in Neveda.  Effective August 30, 2007, we changed our name from “Lutcam, Inc.” to “Midwest Uranium Corporation” to better reflect the direction and business of our company and we effected a sixty-eight (68) for one (1) forward stock split of our authorized, issued and outstanding common stock.  The Company is a public company whose common shares are quoted on the United States Over-the-Counter Bulletin Board.

During July 2003, the Company entered into a distribution agreement with Thruflow, Inc. to distribute interlocking deck products bearing the “ThruFlow Interlocking” trademark on an exclusive basis throughout selected territories in the United States.   During February 2004, the Company and Thruflow revised the terms, territories and commencement period of the distribution agreement.  The revised distribution agreement with Thruflow allowed the Company to distribute interlocking deck products on an exclusive basis in the states of Michigan, Ohio, Pennsylvania and New York.  The Company was also granted non-exclusive distribution rights in Canada and the states of Indiana, Illinois, Iowa and Wisconsin.   The agreement was for a period of ten years (”initial term”) and was renewable for an additional ten-year term at the sole discretion of Thruflow.  The agreement required the Company to maintain annual sales growth of at least 15%, as well as, provide various monthly and annual sales reports.  On July 19, 2007, the Company’s distribution agreement with Thruflow Interlocking Panels (formerly Otron Tech Inc.) was terminated.  The Company did not incur any significant expenses in the development of this business.

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

In addition to acquiring a majority or controlling interest in the subject claims, it was intended that our company would assume from 101073531 Saskatchewan Co. the management and operation of the ongoing exploration programs on the mineral claims, including the planned 4000 meter “phase 1” drilling program on the area known as the Botham Lake Prospect.  .

In consideration of the acquisition of the interest in the 74,772 hectares to be acquired from 101073531 Saskatchewan Co. under the letters of intent, we agreed to create and issue to 101073531 Saskatchewan Co. up to a maximum of 60 million preferred shares with an agreed issue price of $0.08 per share. The preferred shares will be voting and convertible into common shares of our company. If converted, the common shares issued from such conversion will be subject to resale restrictions. The actual number of preferred shares to be issued to 101073531 Saskatchewan Co. will ultimately depend on the final percentage interest in the claims transferred by101073531 Saskatchewan Co. and whether or not such interest includes or excludes the 26% interest being relinquished by Thunder Sword Resources under the letters of intent, and the vesting of the interest held by Tribune Resources in the 34,374 hectare claim block. In addition to the issuance of the preferred shares, we agreed to pay to 101073531 Saskatchewan Co. a property acquisition fee of $300,000 and agree to expend a minimum of $2 million on the claims in 2008 and an additional $2 million in 2009, as directed by the board of directors of our company and 101073531 Saskatchewan Co.

Our company and 101073531 Saskatchewan Co. had agreed to complete the final form of agreement as between them by November 1, 2007 and thereafter proceed with Thunder Sword Resources towards implementing the reorganization or combination within a 180 day period from the date of the letter of intent.  The signing of the final form Purchase Agreement on November 1, 2007 was extended until November 30, 2007 to allow management to resolve associated tax and other structuring issues.

On December 4, 2007, we announced that the Company will not be proceeding with the transactions contemplated in the Letters of Intent with Thunder Sword Resources Inc. and 101073531 Saskatchewan Co., whereby we were to acquire up to a 75% working interest in 40,398 hectares of mineral claims and up to a 49% working interest in 34,374 hectares of mineral claims located in the Athabasca Basin in Saskatchewan, Canada.

As a result of the termination and in an effort to substantiate stockholder value, our new board and management has commenced a move to identify alternative business opportunities.  We are seeking suitable business entities with whom we can effect a merger of a target business or, as an alternative, to acquire a business unrelated to our current business.  We can provide no assurance, however, that we will be able to locate any such business opportunities.

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

Personnel

Midwest has no employees and continued to outsource our professional and personnel requirements by retaining consultants on an as-needed basis.

ITEM 2.	DESCRIPTION OF PROPERTY.

We currently do not own any property.

ITEM 3.	LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any officer or any of our directors or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 Authorized preferred shares

On August 21, 2007 the board of directors unanimously ratified and approved an amendment to the company’ articles to allow it to create 100,000,000 preferred with a par value of $0.001. The preferred shares are voting and convertible into common shares of the company.

Forward stock split

Effective August 27, 2007 Lutcam, Inc. merged with Midwest Uranium Corporation, a company incorporated in Neveda.  It then changed its name to Midwest Uranium Corporation to better reflect the direction and business of the company.

On August 27, 2007, the Company affected a forward stock split of its issued and outstanding common shares on a 68 to 1 basis, increasing the authorized number of shares from 75,000,000 with a par value of $0.001 to 5,100,000,000 with a par value of $0.001.  The issued shares were likewise increased from 586,000 with a par value of $0.001 to 39,848,000 with a par value of $0.001.  All common stock and per share amounts referred to in this report have been adjusted to reflect the stock split.

From July 30, 2003 (Date of Inception) to December 31, 2007, the Company has issued 39,848,000 common shares for proceeds of $39,848.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Effective August 30, 2007, we changed our name from “Lutcam, Inc.” to “Midwest Uranium Corporation” to better reflect the direction and business of our company and we effected a sixty-eight (68) for one (1) forward stock split of our authorized, issued and outstanding common stock.  Our common shares are quoted on the OTC Bulletin Board under the symbol “MWUC”. The following table indicates the high and low bid prices of our common shares during the period September 2007 to February 29, 2008

MONTH	HIGH ($)	LOW($)
February 2008	0.10	0.06
January 2008	1.40	0.07
December 2007	1.50	1.25
November 2007	1.75	1.40
October 2007	1.74	1.40
September 2007	1.85	0.10

The source of the high and low bid information above was obtained from Yahoo! Finance and reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Authorized and issued common shares

The authorized share capital consists of 5,100,000,000 common shares with a par value of $0.001 and 100.000.000 preferred shares with a par value of $0.001.

On August 16, 2007, 170,000,000 common shares were returned to treasury.  The purchase price was $200,000.

Holders of Our Common Stock

On March 07, 2008 we had 44 registered shareholders holding 39,848,000 shares of our common stock.

Change in Control of Registrant

Svetlana Kozlovskaia acquired 170,000,000 shares of the Company’s common stock on July 25, 2007 from past directors.  These shares represent 81% of the Company’s issued and outstanding common shares as of August 14, 2007.

On August 16, 2007, we entered into a return to treasury agreement with Svetlana Kozlovskaia whereby we purchased 170,000,000 shares from Svetlana Kozlovskaia for the sole purpose of retiring the shares to treasury.  In consideration for the shares we paid Svetlana Kozlovskaia $200,000.

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

The following table summarizes share option transactions during the fiscal year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
Balance December, 31, 2006	-	-	-
Granted (pre-split)	550,000	US$0.36
Cancelled – October 15, 2007 (pre-split)	(550,000)	US$0.36

Balance December 31, 2007	-	-	-

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend (a) we would not be able to pay our debts as they become due in the usual course of business; and/or (b) our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Critical Accounting Policies

We believe that of the significant accounting policies used in the preparation of our financial statements (see Note 1 to the Financial Statements) the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2007, and expenses for the periods ended December 31, 2007, and 2006, and cumulative from inception.  Actual results could differ from those estimates made by management.

Plan of Operation

Our plan of operation for the next twelve months is to concentrate on identifying alternative business opportunities.  We are seeking suitable business entities with which we can effect a merger of a target business or, as an alternative, to acquire a business unrelated to our current business.  We can provide no assurance, however, that we will be able to locate any such business opportunities.

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

Going Concern

We are in the development stage, and have not attained profitable operations and are dependent upon obtaining financing to carry out our business plan. For these reasons our independent auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern.  Our accumulated deficit amounts to $200,755 as at December 31, 2007.  The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There can be no assurances that we will be successful in raising additional cash to finance operations. If not, we will be required to reduce operations and/or liquidate assets. Our financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations for Fiscal Years Ended December 31, 2007 and December 31, 2006

As the company is a development stage company, revenues for the years ended December 31, 2007 and December 31, 2006 were $Nil. Expenses for the year ended December 31, 2007 were $179,668 compared to $12,016 for the year ended December 31, 2006, an increase of $167,652 over the preceding year.   The $179,668 in expenses includes (1) $7,619 in consulting fees, (2) $83,916 in accounting and audit, (3) $67,077 in management fees, (4) $14,486 in filing and transfer agent fees (5) $5,836 for web site development and maintenance fees and the remaining $734 in general operating fees including bank charges, office and sundry,  telephone and communication costs.

The net loss for the year ended December 31, 2007was $158,332 compared to $12,016 for the year ended December 31, 2006. The net loss for the year ended December 31, 2007 includes a forgiveness of an advance from a former director in the amount of $21,336.

As at December 31, 2007, the Company had cash of $Nil and liabilities of $323,896.  The liabilities of $323,896 include demand loans from third parties to cover start up and initial operating expenses. The company plans to raise funds through private placements with accredited investors to pay out the demand loans and provide working capital to support operating expenses and fund the development of strategic partnerships, supplier relationships and potential acquisitions.

We estimate our general operating expenses for the next twelve month period to be as follows:

Estimated Operating Expenses For the Next Twelve Month Period
Operating Expenses
Consultant Compensation	$50,000
Professional Fees	$30,000
General and Administrative Expenses	$20,000
Total	$100,000

Liquidity and Financial Condition

We had cash on hand of $Nil as at December 31, 2007 as compared to $28,967 as at December 31, 2006.  We have incurred a net loss from inception to December 31, 2007 of $200,755.   Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness.

Our financial statements contained in this annual report contemplate our continuation as a going concern. However, we have sustained substantial losses and are still in the development stage. Additional funding will be necessary to continue development and marketing of our product. We intend to arrange for the sale of additional shares of our common stock to obtain additional operating capital for at least the next twelve months.

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

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares

ITEM 7.	FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms

Financial Statements for the year ending December 31, 2007

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statement of Stockholders’ Equity

Notes to Financial Statements

MIDWEST URANIUM CORPORATION

(formerly Lutcam, Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2007

  (Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Midwest Uranium Corporation (formerly Lutcam, Inc.)

We have audited the accompanying balance sheet of Midwest Uranium Corporation (the “Company”) (a development stage company) as at December 31, 2007 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and the cumulative period from July 30, 2003 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements as of December 31, 2006 and for the period from July 30, 2003 (inception) to December 31, 2006 were audited by another auditor whose report dated March 12, 2007 expressed an unqualified opinion on those financial statements, except the report contained an explanatory paragraph in respect to the substantial doubt as to the Company’s ability to continue as a going concern. The financial statements for the period July 30, 2003 (inception) to December 31, 2006 reflect a total net loss of $42,423 of the related cumulative totals.  Our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of another auditor, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and the results of its operations and its cash flows for the year then ended and for the period from July 30, 2003 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  The Board of Directors and Shareholders

Lutcam, Inc.

Sarnia, Canada

I have audited the accompanying balance sheet of Lutcam, Inc. as of December 31, 2006, and 2005 and the related statements of operations, stockholders’ equity (deficit), cash flows for the years then ended and the statement of the cumulative period since inception July 30, 2003 through December 31, 2006.   These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

March 12, 2007

MIDWEST URANIUM CORPORATION (formerly Lutcam, Inc.) (A Development Stage Company) BALANCE SHEETS (Stated in US Dollars)
	December 31 2007	December 31, 2006

ASSETS
Current
Cash	$-	$28,967
	$-	$28,967

LIABILITIES
Current
Bank indebtedness	$127	$-
Accounts payable and accrued liabilities	13,769	5,610
Loans payable – Note 4	310,000	11,480
	323,896	17,090

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock - $0.001 par value – Note 3
5,100,000,000 (2006 - 5,100,000,000) shares authorized Preferred stock - $0.001 par value – Note 3 100,000,000 (0 -2006) share authorized
39,848,000 (2006 - 209,848,000) common shares issued and outstanding	39,848	209,848
Additional paid-in capital	(162,989)	(155,548)
Accumulated deficit during the development stage	(200,755)	(42,423)
	(323,896)	11,877

	$-	$28,967

Subsequent Event (Note 8)

The accompanying notes are an integral part of these financial statements

MIDWEST URANIUM CORPORATION

(formerly Lutcam, Inc.)

(A Devemopment Stage Company)

STATEMENTS OF OPERATIONS
Stated in U.S. Dollars

	YEAR ENDED DECEMBER 31
	2007	2006	Cumulative From Inception July 30, 2003 to December 31, 2007

Revenue	$-	$-	$-

Expenses
Consulting fees	7,619	-	7,619
Management fees – Note 3 and 7	67,077	-	67,077
Marketing and promotion	5,836	-	5,836
Office and general	734	866	2,107
Professional fees	83,916	11,150	124,966
Transfer agent fees	14,486	-	14,486
	179,668	12,016	222,091

Net Loss from operations	(179,668)	(12,016)	(222,091)
Other
Forgiveness of debt – Note 5	21,336	-	21,336

Net loss and Comprehensive loss	$(158,332)	$(12,016)	$(200,755)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted average number of Common Shares outstanding – Basic and diluted	146,039,781	172,947,660

The accompanying notes are an integral part of these financial statements

MIDWEST URANIUM CORPORATION

(formerly Lutcam, Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Stated in U.S. Dollars

	For the Year Ended December 31		Cumulative from Inception July 30, 2003, to
	2007	2006	December 31, 2007

Cash flows from(used in) operating activities:
Net loss	$(158,332)	$(12,016)	$(200,755)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation – Note 3	22,559	-	22,559
Forgiveness of debt	(21,336)	-	(21,336)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	8,159	500	13,769
Net cash used in operating activities	(148,950)	(11,516)	(185,763)

Cash flows from(used in) financing activities:
Common stock issued for cash	-	29,300	54,300
Loans payable	319,856	8,990	331,336
Common stock reacquired for cash	(200,000)		(200,000)
Net cash provided by financing activities	119,856	38,290	185,636

Net increase (decrease) in cash	(29,094)	26,774	(127)

Cash, beginning	28,967	2,193	-

(Bank indebtedness) Cash, ending	$(127)	$28,967	$(127)

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

 MIDWEST URANIUM CORPORATION

(formerly Lutcam, Inc.)

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period July 30, 2003 (date of inception) to December 31, 2007
(Stated in US Dollars)

	Common Shares	Par Value	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total Shareholders’ Equity (Deficit)

Common stock issued for cash: at initial capitalization – at $0.000147 per share October 3, 2003	170,000,000	$170,000	$(145,000)	-	$25,000
Net loss for period July 30, 2003 to December 31, 2003	-	-	-	(13,180)	(13,180)
Balance, December 31, 2003	170,000,000	170,000	(145,000)	(13,180)	11,820

Net loss for the year	-	-	-	(14,137)	(14,137)
Balance, December 31, 2004	170,000,000	170,000	(145,000)	(27,317)	(2,317)

Net loss for the year	-	-	-	(3,090)	(3,090)
Balance, December 31, 2005	170,000,000	170,000	(145,000)	(30,407)	(5,407)

Common stock issued for cash: at $0.000735 per share – December 4, 2006	39,848,000	39,848	(10,548)	-	29,300
Net loss for the year	-	-	-	(12,016)	(12,016)
Balance, December 31, 2006	209,848,000	209,848	(155,548)	(42,423)	11,877
Returned to Treasury for cancellation – August 16, 2007	(170,000,000))	(170,000)	(30,000)	-	(200,000)
Stock based compensation	-	-	22,559	-	22,559
Net loss for the year	-	-	-	(158,332)	(158,332)
Balance, December 31, 2007	39,848,000	$39,848	$(162,989)	$(200,755)	$(323,896)

The accompanying notes are an integral part of these financial statements

MIDWEST URANIUM CORPORATION

(formerly Lutcam, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2007

 (Stated in US Dollars)

Note 1	Summary of Accounting Policies

Nature and continuance of operations

The Company was incorporated under the laws of the State of Nevada, USA during July 2003.  The Company is a public company whose common shares are quoted on the United States Over-the-Counter Bulletin Board.

During July 2003, the Company entered into a distribution agreement with Thruflow, Inc. (“Thruflow”) to distribute interlocking deck products bearing the “ThruFlow Interlocking” trademark on an exclusive basis throughout selected territories in the United States.   During February 2004, the Company and Thruflow revised the terms, territories and commencement period of the distribution agreement.  The revised distribution agreement with Thruflow allowed the Company to distribute interlocking deck products on an exclusive basis in the states of Michigan, Ohio, Pennsylvania and New York.  The Company was also granted non-exclusive distribution rights in Canada and the states of Indiana, Illinois, Iowa and Wisconsin.   The agreement was for a period of ten years (”initial term”) and was renewable for an additional ten-year term at the sole discretion of Thruflow.  The agreement required the Company to maintain annual sales growth of at least 15%, as well as, provide various monthly and annual sales reports.  On July 19, 2007, the Company’s distribution agreement with Thruflow was terminated.  The Company did not incur any significant expenses in the development of this business and is now pursuing opportunities in the resource industry.

  Pursuant to Letters of Intent signed September 26, 2007 with Thunder Sword Resources Inc. and 101073532 Saskatchewan Co., and subject to carrying out a due diligence examination, the Company’s intention was to acquire a 75% working interest in 40,398 hectares of mineral claims and up to 49% working interest in 34,374 hectares of mineral claims in the Athabasca Basin in Saskatchewan, Canada by issuing 60,000,000 preferred shares with an agreed issue price of $0.08 per share.  The interest in the 34,374 hectare mineral claim block may be increased to a 75% interest subject to the performance of Tribune Resources Corp. which had an option to acquire a 51% interest in such claims upon its completion of a $3,000,000 expenditure program by October 1, 2008. The preferred shares are voting and were to be convertible into common shares of the Company on a one for one basis.  In addition to the issuance of the preferred shares, the Company had agreed to pay to 101073531 Saskatchewan Co. a property acquisition fee of $300,000 and agreed to expend a minimum of $2 million on the claims in 2008 and an additional $2 million in 2009, as directed by the board of directors of the Company and 101073531 Saskatchewan Co.  On December 4, 2007, the Company decided not to proceed with the purchase agreement and no preferred shares have been issued.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $200,755 since its inception, has a working capital deficiency of $323,896 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Basis of Presentation

The financial statements of the Company have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from those estimates. Significant estimates made by management are, among others, the estimated future tax rates used to determine deferred income taxes and the fair value determined for stock based transactions..

The financial statements have, in management’s opinion, been properly prepared within the reasonable limits of materiality and within the framework of the significant accounting.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of December 31, 2007 and December 31, 2006 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, bank indebtedness, accounts payable and accrued expenses and loans payable.  The fair value of related party payables is not determinable as they have no specific repayment terms.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated deferred tax credit through a net operating loss carry forward.  However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations

The Company adopted the provisions of FSAB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the  financial statements during the year ended December 31, 2007.

Development Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholder’s equity (deficit) and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as July 30, 2003. Since inception, the Company has incurred operating losses totaling $200,755. The Company’s working capital has been generated through the sales of common stock and demand loans.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options are converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The Company has no potentially dilutive securities outstanding as of December 31, 2007 and 2006.

For the years presented, diluted loss per share is equal to basic loss per share as the effects of conversions were anti-dilutive.

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

Note 2	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

Note 3	Capital Stock

a)  Authorized and issued common shares

The authorized share capital consists of 5,100,000,000 post-split common shares with a par value of $0.001.

On December 4, 2006 the Company issued 39,848,000 post-split common shares for $29,300.

On August 16, 2007, the Company agreed to purchase 170,000,000 post-split common shares for $200,000 from one shareholder. These shares were paid for on October 3, 2007 and returned to treasury for cancellation.

b)  Authorized preferred shares

On August 21, 2007 the board of directors  approved an amendment to the Company’s articles to allow it to create 100,000,000 preferred shares with a par value of $0.001. The preferred shares are voting and are convertible into common shares of the Company on a one for one basis.

c)  Name change and forward stock split

Effective August 30, 2007 the Company changed its name to Midwest Uranium Corporation to reflect the direction and business of the company.

On August 27, 2007, the Company completed a forward stock split of its issued and outstanding common shares on a 68 to 1 basis, increasing the authorized number of shares from 75,000,000 with a par value of $0.001 to 5,100,000,000 with a par value of $0.001.  All common stock and per share amounts referred to in these financial statements have been adjusted to reflect the stock split.

d)   Stock options

On July 25, 2007, the Company adopted a Stock Option Plan pursuant to which it can grant stock options to purchase an aggregate of 258,400,000 shares of common stock to eligible employees, directors, officers and consultants. Under the plan, eligible employees, consultants, and such other persons, other than directors subject to tax in the United States who are not eligible employees, may receive awards of "non-qualified stock options". Also under the plan, individuals who, at the time of the option grant, are employees of the Company or any related company, as defined in the plan, who are subject to tax in the United States, may receive "incentive stock options", and stock options granted to non-US residents may receive awards of "options". The purpose of the plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased incentive to make contributions to the Company.

Compensation costs attributable to share options granted to employees, directors or consultants is measured at fair value at the grant date and expensed with a corresponding increase to additional paid in capital over the vesting period.  Upon exercise of the stock options, consideration paid by the option holder together with the amount previously recognized in additional paid up capital is recorded as an increase to common stock.

The following table summarizes share option transactions during the period:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
Balance December, 31, 2005 and 2006	-	-	-
Granted (pre-split)	550,000	$0.36
Cancelled – October 15, 2007 (pre-split)	(550,000)	$0.36

Balance December 31, 2007	-	-	-

 Granting of Stock Options

The options are subject to vesting provisions as set forth in the stock option agreements dated July 24, 2007.  Vesting is provided at the discretion of the directors and once vested options are exercisable at any time.

On July 25, 2007, the Company granted the following stock options:

Name	Number of Stock Options	Exercise Price	Expiry Date
Drew Bonnell (pre-split)	200,000	US$0.25	July 24, 2012
Drew Bonnell (pre-split)	250,000	US$0.50	July 24, 2012
Bill Dynes (pre-split)	100,000	US$0.25	July 24, 2009

Total	550,000

The 200,000 pre-split options above, granted to Drew Bonnell vest as follows: 100,000 vested immediately at date of grant, July 24, 2007; 6,800,000 vest on January 24, 2008.  On October 15, 2007 200,000 stock options were cancelled

The 250,000 pre-split options above granted to Drew Bonnell vest as follows: 125,000 vest on July 24, 2008 125,000 on January 24, 2009.   On October 15, 2007 all of the 250,000 options were cancelled.

The 100,000 pre-split options above, granted to Bill Dynes, vest as follows:  25,000 vested immediately at date of grant, July 24, 2007; 25,000 on January, 24, 2008; 25,000 on July 24, 2008; and 25,000 on January 24, 2009.

Of the 550,000 pre-split stock options granted, 125,000 were vested in the previous quarter. 425,000 were cancelled on October 15, 2007.  The fair value of all granted options was $93,974 and $22,559 has been recorded as management fees for the vested options during the year ended December 31, 2007.

Fair value of stock options

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2007

Risk free rate	4.77% - 4.82%
Expected life	2 years
Expected volatility	100%
Expected dividend yield	-
Weighted average of fair value of options granted	$0.002

Note 4	Loans payable

	December 31, 2007	December 31, 2006
Due to former director – no terms of repayment (Note 5)	$-	$11,480
Loan payable – no terms of repayment	10,000	-
Demand loan, no interest, due upon 30 days notice, from a principal of 101073532 Saskatchewan Co., (See Note 1 and Note 7)	300,000	-
	$310,000	$11,480

Note 5	Forgiveness of Debt

On December 31, 2007 a former director forgave the debt owing to him in the amount of $21,336.

Note 6	Income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of approximately $178,000 available to offset taxable income in futures years , which commence expiring in 2013.  Pursuant to SFAS No. 109, the Company is required to compute tax assets for net operating losses carried forward. Potential assets of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.   The Company is subject to United States federal and state income taxes at an approximate rate of 35%.  The components of the net deferred tax asset at December 31, 2007 and 2006 are indicated below:

	2007 $	2006 $

Deferred tax asset
- Stock-based compensation	(22,559)	-
- Non-capital losses	200,755	42,423
- Less valuation allowance	(178,196)	(42,423)

Net deferred tax asset	–	–

 The provision for income tax differs from the amount computed by applying statutory rates to earnings before income taxes.  The difference results from the following:

	December 31, 2007 $	December 31, 2006 $

Earnings (loss) before taxes	(158,332)	(12,016)
Statutory rate	35%	35%

Computed expected tax (recovery)	(55,416)	(4,206)
Change in valuation allowance	55,416	4,206

Reported income taxes	–	–

During the year 2007, the Company did not recognize any interest and penalties. Due to the potential offset of the Company’s operating loss carryforward for any future activity, the amount attributed to interest and penalties would be immaterial.

Internal Revenue Code Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2007, but believes that these provisions will not limit the availability of losses to offset future income.

Note 7	Related Party Transaction

During the year ended December 31, 2007, the Company paid $44,518 (2006 - $Nil) management fee to former and current officers of the Company.

Note 8	Subsequent Event

On February 20, 2008,  $25,000 was loaned to the Company by a principal of 101073532 Saskatchewan Co.

ITEM 8.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 25, 2007, John Kinross-Kennedy, Certified Public Accountant, was removed as our principal independent accountant, and on September 26, 2007, we engaged Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants, as our principal independent accountant. The decision to appoint Dale Matheson Carr-Hilton Labonte LLP was approved by our board of directors and by our audit committee.

John Kinross-Kennedy’s report, dated March 12, 2007, on our financial statements for the most recent fiscal years ended December 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that John Kinross-Kennedy’s reports contained an explanatory paragraph in respect to the substantial doubt as to our ability to continue as a going concern.

In connection with the audit of our financial statements for the two most recent years ended December 31, 2006 and 2005 and in the subsequent interim period through the date of resignation, there were no disagreements, resolved or not, with John Kinross-Kennedy on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of John Kinross-Kennedy, would have caused John Kinross-Kennedy to make reference to the subject matter of the disagreement in connection with his report on the financial statements for such years.

ITEM 8A	CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of  assets that could have a material effect on the financial statements.

As of December 31, 2007 we conducted an  evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that the Company’s management consider to be  material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by the Company's Chief Financial Officer in connection with the preparation of our financial statements as of December 31, 2007 and communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, the lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact the Company's financial statements for the future years.

Management’s Remediation Initiatives

Although the Company is unable to meet the standards under COSO because of the limited funds available to a shell company of our size and stage of development, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to  segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Officers and Directors and their backgrounds

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

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

On October 15, 2007 Drew Bonnell resigned as our president, secretary, treasurer and a director of the company.  Bill Dynes was appointed president, secretary ad treasurer in place of Drew Bonnell.

On October 17, 2007 Bill Dynes resigned as our president and Harvey Smith was appointed president and director of the company in place of Bill Dynes.

Directors:

Name of Director	Age
Harvey Smith	52
Bill Dynes	54

Executive Officers:

Name of Officer	Age	Office
Harvey Smith Bill Dynes	52 54	President Secretary and Treasurer

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past six years.

HARVEY SMITH

Mr. Smith is an entrepreneur who has been involved in the private and public sector, having operated and participated in the creation and management of several resource/mining and technology companies. Mr. Smith has made significant positive impact using his ability to identify and respond to various situations and recognizing the particular growth stage of the company. His strategic approach to building a business using defined goals and attaining them in a systematic manner has proven to be a successful strategy.

Having been involved in team sports his whole life and a successful coach, Mr. Smith uses his strong team approach to motivate, communicate and create an environment where all team members can excel and grow.

Mr. Smith holds a Bachelor of Commerce degree in business (B.Com - Finance major) from McGill University in Montreal, Quebec.

BILL DYNES

Mr. Dynes brings 30 years of practical mining, mineral exploration, and corporate managerial experience. He started with Noranda Mines Ltd., Hendrix Lake division, in 1975, as a mineral assayer at their Boss Morurtain Molybdenum Mine. He moved on to designing and managing mineral exploration programs in BC, Mexico, the Yukon, NWT, Africa and Brazil. Mr. Dynes had integral and direct involvement in the successful discoveries of the Jericho (Tahera Diarnond Corporation) and Gaucho Kue (Debeers Canada) diamond deposits in the Northern Canada and in the setting up the Diamond Research Center at UBC. He has gained extensive experience in corporate management and the search for precious metals and diamondiferous kimberlites in Canada, Mexico and Tanzania. Mr Dynes has a Bachelor of Science Honors Degree from the University of British Columbia.

ITEM 10	EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2007.

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	All Other Compensation

Drew Bonnell	2007			$31,800			19,169
Harvey Smith	2007			$12,718
Bill Dynes	2007						3,393

Cash Compensation

Cash compensation paid to Drew Bonnell amounted to $31,800 and Harvey Smith was paid $12,718 during the year ended December 31, 2007.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Other Compensation

None

Compensation of Directors

None

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

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

ITEM 11.	SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 07, 2008 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Voting Common Stock	Nil	Nil	Nil

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

There were no material transactions, or series of similar transactions, since inception of the Company and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

We do not have promoters and have had no transactions with any promoters.

Compliance with Section 16 (a) of the Exchange Act

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a).  Other than those disclosed below, we know of no Reporting Person that failed to file the required reports during the most recent fiscal year except as shown below.

The following table sets forth as at December 31, 2007, the name and position of each Reporting Person that filed any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name	Position	Form	Date Report Filed

Harvey Smith	Chief Executive Officer, President and Director	3	October 18, 2007
Bill Dynes	Director	3	September 25, 2007
Drew Bonnell		3	August 1, 2007

PART IV

ITEM 13.	EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Merger filed with the Secretary of State of State of Nevada on August 15, 2007 and which is effective August 27, 2007(2)
3.2	Certificate of Change filed with the Secretary of State of State of Nevada on August 15, 2007 and which is effective August 27, 2007(2)
10.1	Form of Stock Option Agreement entered into with Drew Bonnell (1)
10.2	Form of Stock Option Agreement entered into with Bill Dynes (1)
10.3	Agreement for the Purchase of Common Stock (1)
10.4	Letter of Intent dated September 21, 2007 with 101073531 Saskatchewan Ltd. and Thunder Sword Resources Inc.(3)
10.5	Second Letter of Intent dated September 21, 2007 with 101073531 Saskatchewan Ltd. and Thunder Sword Resources Inc.(3)
31.1*	Section 302 Certification Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1*	Section 906 Certification Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

(1)

Previously filed with our Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2007.

(2)

Previously filed with our Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2007.

(3)

Previously filed with our Report on Form 8-K filed with the Securities and Exchange Commission on Sept. 25, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years ended December 31 for professional services rendered by the Company’s independent auditors, for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-QSB filings for those years amount to $22,800.

	Fiscal year ended December 31, 2007	Fiscal year ended December 31, 2006

Audit fees (2007 estimated)	20,000	$2,800
Tax fees	Nil	Nil
All other fees	Nil	Nil

Audit-Related Fees

The aggregate fees billed in the period ended December 31, 2007 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was $NIL.

All Other Fees

During the last two fiscal years there were no other fees charged by the principal accountants.

Audit Committee’s Pre-approval Policies

Under our audit committee’s policy, pre-approval is generally provided for particular services or category of service, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us since inception.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST URANIUM CORPORATION

By:	/s/Harvey Smith
Harvey Smith
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: March 26, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Harvey Smith
Harvey Smith
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: March 26, 2008