Form 10QSB
period 2008-03-31
MIDWEST URANIUM CORP
filed 2008-05-20
CIK 1275548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

800.293.3312
(Issuer's telephone number)

N.A. (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the xchange Act).     Yes [X]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 39,848,000 shares of common stock issued and outstanding as of May 15, 2008.

Transitional Small Business Disclosure Format (Check one):      Yes [ ]      No [X]

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheets of Midwest Uranium Corporation at March 31, 2008 and the statement of operations and statement of cash flow for the three months ended March 31, 2008 and 2007 have been prepared by our management in conformity with United States accounting principles generally accepted.

It is the opinion of management that the financial statements for the quarter ended March 31, 2008 include all adjustments necessary in order to ensure that the financial statements are not misleading.

MIDWEST URANIUM CORPORATION

 (A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

  (Stated in US Dollars)

MIDWEST URANIUM CORPORATION

(A Development Stage Company)

BALANCE SHEETS

     (Unaudited)
(Stated in US Dollars)

	March 31,	December
	2008	31,
		2007
	(Unaudited)	(Audited)
ASSETS

Current
Cash	$1,696	$-
	$1,696	$-

LIABILITIES
Current
Bank indebtedness	$-	$127
Accounts payable and accrued liabilities	27,843	13,769
Loans payable – Note 5	334,784	310,000
	362,627	323,896

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock - $0.001 par value – Note 4
5,100,000,000 (2006 - 5,100,000,000) shares authorized

Preferred stock - $0.001 par value – Note 4
100,000,000 (0 -2006) share authorized

39,848,000 (2006 - 209,848,000) common shares issued and outstanding	39,848	39,848
Additional paid-in capital	(162,989)	(162,989)
Accumulated deficit during the development stage	(237,790)	(200,755)
	(360,931)	(323,896)

	$1,696	$-

The accompanying notes are an integral part of these unaudited financial statements

MIDWEST URANIUM CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)
Stated in U.S. Dollars

			Cumulative
	THREE MONTHS ENDED		From
	MARCH 31		Inception
			July 30, 2003 to
	2008	2007	March 31,
			2008

Revenue	$-	$-	$-

Expenses
Consulting fees	-	-	7,619
Management fees – Note 7	14,687	-	81,764

Marketing and promotion	-	-	5,836
Office and general	(56)	-	2,051
Professional fees	21,352	460	146,318
Transfer agent fees	1,052	-	15,538
	37,035	460	259,126

Net Loss from operations	(37,035)	(460)	(259,126)
Other
Forgiveness of debt – Note 6	-	-	21,336

Net loss and Comprehensive loss	$(37,035)	$(460)	$(237,790)

Basic and Diluted Loss per
Common Share	$(0.00)	$(0.00)

Weighted average number of Common Shares outstanding – Basic and diluted	39,848,000	172,947,660

The accompanying notes are an integral part of these unaudited financial statements

MIDWEST URANIUM CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
Stated in U.S. Dollars

			Cumulative
	For the		from
	Year Ended		Inception July
	March 31		30, 2003, to
			March 31,
	2008	2007	2008

Cash flows from(used in) operating activities:
Net loss	$(37,035)	$(460)	$(237,791)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	-	-	22,559
Forgiveness of debt	-	-	(21,336)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	14,074	(5,610)	27,844
Net cash used in operating activities	(22,961)	(6,070)	(208,724)

Cash flows from(used in) financing activities:
Common stock issued for cash	-	-	54,300
Loans payable	24,784	-	356,120
Common stock reacquired for cash	-	-	(200,000)
Net cash provided by financing activities	24,784	-	210,420

Net increase (decrease) in cash	1,823	(6,070)	1,696

Cash, beginning of the period	(127)	28,967	-

Cash, end of the period	$1,696	$22,897	$1,696

The accompanying notes are an integral part of these unaudited financial statements

MIDWEST URANIUM CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

(Stated in US Dollars)

Note 1	Interim Financial Statements

Midwest Uranium Corporation (the “Company”) was incorporated under the laws of the State of Nevada, USA.  While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with the accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2007 annual audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2007 annual audited financial statements.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

Note 2	Nature and Continuance of Operations

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $200,755 since its inception, has a working capital deficiency of $323,896 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Note 3	Recent Accounting Pronouncements

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

Note 4	Capital Stock

a)  Authorized Capital

The authorized share capital consists of 5,100,000,000 common shares with a par value of $0.001 per share and 100,000,000 preferred shares with a par value of $0.00 per share. The preferred shares are voting and are convertible into common shares of the Company on a one for one basis.

b)   Stock options

There are no stock options outstanding at this time.

Note 5	Loans payable

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
Loan payable – no terms of repayment	$10,000	$10,000
Demand loan, no interest, due upon 30 days notice, from a principal of 101073532 Saskatchewan Co., (See Note 2)	324,784	300,000
	$334,784	$310,000

Note 6	Forgiveness of Debt

On December 31, 2007 a former director forgave the debt owing to him in the amount of $21,336.

Note 7	Related Party Transaction

During the three month period ended March 31, 2008, the Company paid $14,687 (2007 - $Nil) management fee to a current officer of the Company.

Note 8	Subsequent Events

Change in Registrant’s Certifying Accountant.

On May 5, 2008, Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants (“DMCL”), was dismissed as our principal independent accountant, and on May 6, 2008, we engaged, Moore and Associates CHTD as our principal independent accountant. The decision to appoint Moore and Associates CHTD was approved by our board of directors and by our audit committee.  An 8K was filed on May 14, 2008 announcing the change of accountant.

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

The following discussion should be read in conjunction with our unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

As used in this quarterly report and unless otherwise indicated, the terms “the Company”, "we", "us", "our" and "Midwest" means Midwest Uranium Corporation.

Corporate History

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

PLAN OF OPERATION

As a result of the termination and in an effort to substantiate stockholder value, our board and management has commenced a move to identify alternative business opportunities.  We are seeking suitable business entities with which we can effect a merger of a target business or, as an alternative, to acquire a business unrelated to our current business.  We can provide no assurance, however, that we will be able to locate any such business opportunities.

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

As of March 31, 2008, we had cash of $1,696 and a working capital deficiency of $360,931.  We anticipate that we will incur approximately $200,000 during the next twelve months in connection with our Company locating, evaluating and negotiating potential business opportunities through which to carry out an asset acquisition or business combination.  We anticipate that we will incur additional expenses if we are successful in locating a business opportunity and enter into an agreement to acquire assets or carry out a business combination with a suitable target company.  If we acquire assets, we will require significant funds to develop and commercialize the products or technologies in addition to any acquisition costs that may be incurred.  It is not possible to estimate such funding requirements until such time as we enter into a definitive agreement.

In addition to the costs set out above, we estimate our general operating expenses for the next twelve month period to be as follows:

Estimated Operating Expenses For the Next Twelve Month Period
Operating Expenses
Consultant and Management Fee Compensation	$100,000
Professional Fees	50,000
General and Administrative Expenses	50,000
$200,000

Employees

Currently we have no employees.  We anticipate that we will be conducting most of our business through agreements with consultants and third parties.

Consultant Compensation

Given the early stage of our operations, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as-needed basis.  We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $100,000.

Professional Fees

We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended.  We estimate such expenses for the next fiscal year to be approximately $50,000.

General and Administrative Expenses

We anticipate spending $50,000 on general and administrative costs in the next twelve month period.  These costs primarily consist of expenses such as office supplies and office equipment.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.  We expect this situation to continue for the foreseeable future.  We anticipate that we will have negative cash flows during the next twelve month period.

We incurred a net loss of $37,035 for the three months ended March 31, 2008 as compared to $460 for the same period ended March 31, 2007.  The net lost for the three months ended March 31, 2008 consists of $14,687 in management fees, $21,352 in professional fees, $0 in stock based compensation and $996 in transfer agent fees and office expenses.  As indicated above, we anticipate that our estimated working capital requirements and projected operating expenses for the next twelve months will be $200,000 excluding the costs associated with locating suitable business opportunities.  As we had a working capital deficiency of $360,931 as of March 31, 2008, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

Going Concern

We are in the development stage, and have not attained profitable operations and are dependent upon obtaining financing to carry out our business plan. For these reasons our independent auditors stated in their report on our audited financial statements for the year ended December 31, 2007 that they have substantial doubt we will be able to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern.  Our accumulated deficit amounts to $237,790as at March 31, 2008.  The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There can be no assurances that we will be successful in raising additional cash to finance operations. If not, we will be required to reduce operations and/or liquidate assets. Our financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

We have determined that there were no new accounting pronouncements as of May 15, 2008 which have a material effect on our company or our operations.

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

ITEM 3.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

-	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
-

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

As of March 31, 2008 we conducted an  evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that the Company’s management consider to be  material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by the Company's Chief Financial Officer in connection with the preparation of our financial statements as of March 31, 2008 and communicated the matters to our management and board of directors.

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

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5	OTHER INFORMATION

Change in Registrant’s Certifying Accountant.

On May 5, 2008, Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants (“DMCL”), was dismissed as our principal independent accountant, and on May 6, 2008, we engaged, Moore and Associates CHTD as our principal independent accountant. The decision to appoint Moore and Associates CHTD was approved by our board of directors and by our audit committee.

DMCL and John Kinross-Kennedy’s report on our financial statements for the fiscal year ended December 31, 2007 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that DMCL’s report contained an explanatory paragraph in respect to the substantial doubt as to our ability to continue as a going concern.

In connection with the audit of our financial statements for the year ended December 31, 2007 and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with DMCL on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of DMCL, would have caused them to make reference to the subject matter of the disagreement in connection with their report on the financial statements for such year.

During the year ended December 31, 2007 and in the subsequent interim period through the date of resignation, there were no reportable events as described in Item 304(a)(1)(iv)(B) of Regulation S-B.

We provided DMCL, with a copy of the Report on Form 8-K prior to its filing with the Securities and Exchange Commission, and requested that they furnish us with a letter addressed to the Securities and Exchange Commission stating whether they agree with the statements made in the Report on Form 8-K, and if not, stating the aspects with which they do not agree.  The letter from DMCL, stating that they agreed with the disclosure contained herein, was filed as Exhibit 16.1 to the Current Report on Form 8-K.

During the years ended December 31, 2007 and 2006, and the subsequent interim period through the date hereof, we have not, nor has any person on our behalf, consulted with Moore and Associates CHTD regarding either the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, nor has Moore and Associates CHTD provided to us a written report or oral advice regarding such principles or audit opinion on any matter that was the subject of a disagreement or reportable event set forth in Item 304(a)(1)(iv) of Regulation S-B with our former principle independent accountant.

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
Date: May 20, 2008