Form 10QSB
period 2008-06-30
MIDWEST URANIUM CORP
filed 2008-08-08
CIK 1275548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 39,848,000 shares of common stock issued and outstanding as of July 30, 2008.

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheets of Midwest Uranium Corporation at June 30, 2008 and the statement of operations and statement of cash flow for the three, and six months ended June 30, 2008 and 2007 have been prepared by our management in conformity with United States accounting principles generally accepted.

It is the opinion of management that the financial statements for the quarter ended June 30, 2008 include all adjustments necessary in order to ensure that the financial statements are not misleading.

MIDWEST URANIUM CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

(Stated in US Dollars)

MIDWEST URANIUM CORPORATION

(A Development Stage Company)

INTERIM BALANCE SHEETS

(Unaudited)

(Stated in US Dollars)

	June	December
	30,	31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$778	$-
	$778	$-

LIABILITIES
Current
Bank indebtedness	$-	$127
Accounts payable and accrued liabilities	35,627	13,769
Loans payable – Note 5	334,784	310,000
	370,411	323,896

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock - $0.001 par value – Note 4
100,000,000 shares authorized
Common stock - $0.001 par value – Note 4
5,100,000,000 shares authorized
39,848,000 common shares issued and outstanding	39,848	39,848
Additional paid-in capital	(162,989)	(162,989)
Accumulated deficit during the development stage	(246,492)	(200,755)
	(369,633)	(323,896)

	$778	$-

The accompanying notes are an integral part of these unaudited interim financial statements

MIDWEST URANIUM CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

Stated in U.S. Dollars

					Cumulative
					From
					Inception
	THREE MONTHS ENDED		SIX MONTHS ENDED		July 30, 2003
	JUNE 30		JUNE 30		to
					June 30,
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting Fees	-	6,500	-	6,500	7,619
Management fees –	-	-	14,687	-	81,764
Note 7

Marketing and	-	-	-	-	5,836
promotion
Office and general	(75)	-	(131)	-	1,976
Professional fees	7,536	26,643	28,888	27,103	153,853
Transfer agent fees	1,241	10,776	2,293	10,776	16,780
	8,702	43,919	45,737	44,379	267,828

Net Loss from	$(8,702)	$(43,919)	$(45,737)	$(44,379)	$(267,828)
operations
Other
Forgiveness of debt	-	-	-	-	21,336
– Note 6

Net Loss and	$(8,702)	$(43,919)	$(45,737)	$(44,379)	$(246,492)
Comprehensive loss

Basic and Diluted
Loss per Common	$(0.000)	$(0.000)	$(0.001)	$(0.000)
Share

Weighted average
number of Common	39,848,000	209,848,000	39,848,000	209,848,000
Shares outstanding –
Basic and diluted

The accompanying notes are an integral part of these unaudited interim financial statements

MIDWEST URANIUM CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

Stated in U.S. Dollars

	For the		For the		From the period
	Three Months Ended		Six Months Ended		of Inception,
	June 30		June 30		from July 30,
					2003, through
	2008	2007	2008	2007	June 30, 2008

Cash flows from(used in) operating
activities:
Net loss for the period	$(8,702)	$(43,919)	$(45,738)	$(44,379)	$(246,493)
Adjustments to reconcile net loss to
net cash from operating activities:
Stock based compensation	-	-	-	-	22,559
Forgiveness of debt	-	-	-	-	(21,336)
Changes in operating assets and
liabilities:
Accounts payable and
Accrued liabilities	7,784	12,213	21,859	6,603	35,628
Net cash (used in) operating
Activities	(918)	(31,706)	(23,879)	(37,776)	(209,642)

Cash flows from(used in) financing
activities:
Common stock issued for cash	-	-	-	-	54,300
Loans payable – Note 5	-	10,000	24,784	10,000	356,120
Common stock reacquired for cash					(200,000)
Net cash (used in) provided by
financing activities	-	10,000	24,784	10,000	210,420

Net increase (decrease) in cash	(918)	(21,706)	905	(27,776)	778

Cash, beginning of the period	1,696	22,897	(127)	28,967	-

Cash, end of the period	$778	$1,191	$778	$1,191	$778

Supplemental disclosure of cash flow
information:
Cash paid for:
Interest	$-	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements

MIDWEST URANIUM CORPORATION

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

For the period July 30, 2003 (date of inception) to June 30, 2008

(Unaudited)
(Stated in US Dollars)

				Deficit
				Accumulated	Total
			Capital in	During the	Shareholders’
			Excess of	Development	Equity
	Common Shares	Par Value	Par Value	Stage	(Deficit)

Common stock issued for cash: at
initial capitalization – at
$0.000147 per share October 3,
2003	170,000,00	$170,000	$(145,000)	-	25,000

Net loss for period July 30, 2003
to December 31, 2003	-	-	-	(13,180)	(13,180)
Balance, December 31, 2003	170,000,000	$170,000	$(145,000)	$(13,180)	$11,820

Net loss for the year	-	-	-	(14,137)	(14,137)
Balance, December 31, 2004	170,000,000	$170,000	$(145,000)	$(27,317)	$(2,317)

Net loss for the year	-	-	-	(3,090)	(3,090)
Balance, December 31, 2005	170,000,000	$170,000	$(145,000)	$(30,407)	$(5,407)

Common stock issued for cash: at
$0.000735 per share –
December 4, 2006	39,848,000	39,848	(10,548)	-	29,300
Net loss for the year	-	-	-	(12,016)	(12,016)
Balance, December 31, 2006	209,848,000	$209,848	$(155,548)	$(42,423)	$11,877

Returned to Treasury –
August 16, 2007	(170,000,000)	(170,000)	(30,000)	-	(200,000)
Stock based compensation	-	-	22,559	-	22,559
Net loss for the year	-	-	-	(158,332)	(158,332)
Balance, December 31, 2007	39,848,000	$39,848	$(162,989)	$(200,755)	$(323,896)

Net loss for the period				(45,737)	(45,737)
Balance, June 30, 2008	39,848,000	$39,848	$(162,989)	$(246,492)	$(369,633)

The accompanying notes are an integral part of these unaudited interim financial statements

MIDWEST URANIUM CORPORATION

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2008

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

Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $246,492 since its inception, has a working capital deficiency of $369,633 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

a) Authorized Capital

The authorized share capital consists of 100,000,000 preferred shares with a par value of $0.001 per share and 5,100,000,000 common shares with a par value of $0.001 per share. The preferred shares are voting and are convertible into common shares of the Company on a one for one basis.

b) Stock options

There are no stock options outstanding at this time.

Note 5	Loans payable

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Loan payable – no terms of repayment	$10,000	$10,000
Demand loan, no interest, due upon 30 days notice	324,784	300,000
	$334,784	$310,000

Note 6	Forgiveness of Debt

On December 31, 2007 a former director forgave the debt owing to him in the amount of $21,336.

Note 7	Related Party Transaction

During the six month period ended June 30, 2008, the Company accrued $14,687 (2007 - $Nil) in management fees to a former officer of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Corporate History

The Company was incorporated under the laws of the State of Nevada, USA during July 2003 under the name of Lutcam, Inc. Effective August 27, 2007 Lutcam, Inc. merged with Midwest Uranium Corporation, a company incorporated in Nevada. Effective August 30, 2007, we changed our name from “Lutcam, Inc.” to “Midwest Uranium Corporation” to better reflect the direction and business of our Company and we effected a sixty-eight (68) for one (1) forward stock split of our authorized, issued and outstanding common stock. The Company is a public company whose common shares are quoted on the United States Over-the-Counter Bulletin Board.

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

On September 26, 2007, we entered into letters of intent with Thunder Sword Resources Inc. and 101073531 Saskatchewan Co., whereby we would acquire up to a 75% working interest in 40,398 hectares of mineral claims, and up to a 49% working interest in 34,374 hectares of mineral claims in the Athabasca Basin in Saskatchewan, Canada. The interest to be acquired by our company in the latter 34,374 hectare mineral claim block could be increased to a 75% interest subject to the performance of Tribune Resources Corp. which had an option to acquire a 51% interest in such claims upon its completion of a $3 million expenditure program by October 1, 2008.

In addition to acquiring a majority or controlling interest in the subject claims, it was intended that our company would assume from 101073531 Saskatchewan Co. the management and operation of the ongoing exploration programs on the mineral claims, including the planned 4000 meter “phase 1” drilling program on the area known as the Botham Lake Prospect.

On December 4, 2007, after conducting due diligence associated with the transactions contemplated in the Letters of Intent, and due to the inability of the parties to finalize all applicable deal points, the Company decided not to proceed with the transaction.

PLAN OF OPERATION

As a result of the termination of the transaction noted above and in an effort to substantiate stockholder value, our board and management has commenced a move to identify alternative business opportunities. We are seeking suitable business entities with which we can effect a merger of a target business or, as an alternative, to acquire a business unrelated to our current business. We can provide no assurance, however, that we will be able to locate any such business opportunities.

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

As of June 30, 2008, we had cash of $778 and a working capital deficiency of $369,633. We anticipate that we will incur approximately $200,000 during the next twelve months in connection with our Company locating, evaluating and negotiating potential business opportunities through which to carry out an asset acquisition or business combination. We anticipate that we will incur additional expenses if we are successful in locating a business opportunity and enter into an agreement to acquire assets or carry out a business combination with a suitable target company. If we acquire assets, we will require significant funds to develop and commercialize the products or technologies in addition to any acquisition costs that may be incurred. It is not possible to estimate such funding requirements until such time as we enter into a definitive agreement.

In addition to the costs set out above, we estimate our general operating expenses for the next twelve month period to be as follows:

Estimated Operating Expenses For the Next Twelve Month Period
Operating Expenses
Consultant and Management Fee Compensation	$100,000
Professional Fees	75,000
General and Administrative Expenses	25,000
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

Professional Fees

We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended. We estimate such expenses for the next fiscal year to be approximately $75,000.

General and Administrative Expenses

We anticipate spending $25,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as office supplies, filings and office equipment.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

We incurred a net loss of $8,702 for the three months ended June 30, 2008. Net loss for the six months ended June 30, 2008 amounted to $45,737 as compare to $44,379 for the same period ended June 30, 2007.The net loss for the six months ended June, 2008 consists of $14,687 in management fees, $28,888 in professional fees, and $2,162 in transfer agent fees and office expenses. As indicated above, we anticipate that our estimated working capital requirements and projected operating expenses for the next twelve months will be $200,000 excluding the costs associated with locating suitable business opportunities. As we had a working capital deficiency of $369,633 as of June 30, 2008, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

Going Concern

We are in the development stage, and have not attained profitable operations and are dependent upon obtaining financing to carry out our business plan. For these reasons our independent auditors stated in their report on our audited financial statements for the year ended December 31, 2007 that they have substantial doubt we will be able to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern. Our accumulated deficit amounts to $246,492as at June 30, 2008. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There can be no assurances that we will be successful in raising additional cash to finance operations. If not, we will be required to reduce operations and/or liquidate assets. Our financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

We have determined that there were no new accounting pronouncements as of July 15, 2008 which have a material effect on our company or our operations.

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

As of June 30, 2008 we conducted an evaluation, under the supervision and with the participation of our president (also our principal executive officer), secretary, treasurer, and chief financial officer (also our principal financial and accounting officer), of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control- Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that the Company’s management consider to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by the Company's Chief Financial Officer in connection with the preparation of our financial statements as of June 30, 2008 and communicated the matters to our management and board of directors.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Change Registrant’s Certifying Accountant

On May 5, 2008, Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants (“DMCL”), was dismissed as our principal independent accountant, and on May 6, 2008, we engaged, Moore and Associates CHTD as our principal independent accountant. The decision to appoint Moore and Associates CHTD was approved by our board of directors.

DMCL’s report on our financial statements for the fiscal year ended December 31, 2007 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that DMCL’s report contained an explanatory paragraph in respect to the substantial doubt as to our ability to continue as a going concern.

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

Change Registrant’s Directors, and Officers

On May 26, 2008, Colt Wohlers was appointed as Director of the Company.

Also on May 26, 2008, Harvey Smith resigned as our President, CEO, CFO and Secretary, Treasurer, and Wohlers was appointed to these offices.

Harvey Smith and Bill Dynes resigned as directors of our Company on May 26, 2008.

Colt Wohlers

Colt possesses an Undergraduate degree in computer engineering from University of Calgary. He is an entrepreneur, who has gained business and administrative experience through work in various sectors of the economy such as farming, construction and information technology. Colt’s managerial, assets management and acquisition experience has established himself as a valuable asset to our Company.

ITEM 6	EXHIBITS

(a)	Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Merger filed with the Secretary of State of State of Nevada on August 15, 2007 and which is effective August 27, 2007(2)
3.2	Certificate of Change filed with the Secretary of State of State of Nevada on August 15, 2007 and which is effective August 27, 2007(2)
10.1	Form of Stock Option Agreement entered into with Drew Bonnell (1)
10.2	Form of Stock Option Agreement entered into with Bill Dynes (1)
10.3	Agreement for the Purchase of Common Stock (1)
10.4	Letter of Intent dated September 21, 2007 with 101073531 Saskatchewan Ltd. and Thunder Sword Resources Inc.(3)
10.5	Second Letter of Intent dated September 21, 2007 with 101073531 Saskatchewan Ltd. and Thunder Sword Resources Inc.(3)
31.1*	Section 302 Certification Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certification Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

MIDWEST URANIUM CORPORATION

By:	/s/Colt Wohlers
Colt Wohlers
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: August 08, 2008