Form 10-Q
period 2008-09-30
MIDWEST URANIUM CORP
filed 2008-11-05
CIK 1275548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 333-13270

MIDWEST URANIUM CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	36-4536633
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 29-303 La Ronge Avenue, La Ronge, Saskatchewan, SOJ 1L0

(Address of principal executive offices) (zip code)

800.239.3312

(Registrant’s telephone number, including area code)

N.A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 39,848,000 shares of common stock issued and outstanding as of October 31, 2008.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

ITEM1.	Interim Financial Statements	3

	Interim Balance Sheets as at September 30, 2008
	with comparative figures as at December 31, 2007	5

	Interim Statement of Operations
	For the three and nine months ended September 30, 2008 and 2007	6

	Interim Statement of Cash Flows
	For the three and nine months ended September 30, 2008 and 2007	7

	Notes to the Interim Financial Statements.	9

ITEM2.	Management’s Discussion and Analysis or Plan of Operation	11

ITEM3.	Quantitative and Qualitative Disclosures About Market Risk	18

ITEM4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

ITEM1.	Legal Proceedings	19

ITEM2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM3.	Defaults Upon Senior Securities	19

ITEM4.	Submission of Matters to a Vote of Security Holders	19

ITEM5.	Other Information	20

ITEM6.	Exhibits	21

	SIGNATURES

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheets of Midwest Uranium Corporation at September 30, 2008 and the statement of operations and statement of cash flow for the three, and nine months ended September 30, 2008 and 2007 have been prepared by our management in conformity with United States generally accepted accounting principles.

It is the opinion of management that the financial statements for the quarter ended September 30, 2008 include all adjustments necessary in order to ensure that the financial statements are not misleading.

MIDWEST URANIUM CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

(Stated in US Dollars)

MIDWEST URANIUM CORPORATION

(A Development Stage Company)

INTERIM BALANCE SHEETS

(Unaudited)

(Stated in US Dollars)

	September	December
	30,	31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$13,187	$-
	$13,187	$-

LIABILITIES
Current
Bank indebtedness	$-	$127
Accounts payable and accrued liabilities	7,536	13,769
Loans payable – Note 5	384,784	310,000
	392,320	323,896

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock - $0.001 par value – Note 4
100,000,000 shares authorized
Common stock - $0.001 par value – Note 4
5,100,000,000 shares authorized
39,848,000 common shares issued and outstanding	39,848	39,848
Additional paid-in capital	(162,989)	(162,989)
Accumulated deficit during the development stage	(255,992)	(200,755)
	(379,133)	(323,896)

	$13,187	$-

The accompanying notes are an integral part of these unaudited interim financial statements

MIDWEST URANIUM CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

Stated in U.S. Dollars

					Cumulative
					From
					Inception
	THREE MONTHS ENDED		NINE MONTHS ENDED		July 30, 2003
	SEPTEMBER 30		SEPTEMBER 30		to
					September
	2008	2007	2008	2007	30,
					2008

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting Fees	-	369	-	6,869	7,619
Management fees – Note 7	-	54,359	14,687	54,359	81,764

Marketing and promotion	-	-	-	-	5,836
Office and general	(347)	-	(478)	-	1,630
Professional fees	3,325	32,605	32,213	59,708	157,178
Transfer agent fees	6,522	2,289	8,815	13,065	23,301
	9,500	89,622	55,237	134,001	277,328

Net Loss from operations	$(9,500)	$(89,622)	$(55,237)	$(134,001)	$(277,328)
Other
Forgiveness of debt – Note 6	-	-	-	-	21,336

Net Loss and Comprehensive loss	$(9,500)	$(89,622)	$(55,237)	$(134,001)	$(255,992)

Basic and Diluted Loss per Common Share	$(0.000)	$(0.000)	$(0.001)	$(0.000)

Weighted average number of Common Shares outstanding – Basic and diluted	39,848,000	123,000,174	39,848,000	180,580,601

The accompanying notes are an integral part of these unaudited interim financial statements

MIDWEST URANIUM CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

Stated in U.S. Dollars

	For the		For the		From the period
	Three Months Ended		Nine Months Ended		of Inception,
	September 30		September 30		from July 30,
					2003, through
	2008	2007	2008	2007	September 30,
					2008

Cash flows from(used in) operating activities:
Net loss for the period	$(9,500)	$(89,622)	$(55,237)	$(134,001)	$(255,992)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	-	22,559	-	22,559	22,559
Forgiveness of debt	-	-	-	-	(21,336)
Changes in operating assets and liabilities:
Accounts payable and
Accrued liabilities	(28,091)	11,848	(6,233)	18,451	7,536
Net cash (used in) operating
Activities	(37,591)	(55,215)	(61,470)	(92,991)	(247,233)

Cash flows from(used in) financing activities:
Common stock issued for cash	-	-	-	-	54,300
Loans payable – Note 5	50,000	309,856	74,784	319,856	406,120
Common stock reacquired for cash					(200,000)
Net cash (used in) provided by financing activities	50,000	309,856	74,784	319,856	260,420

Net increase (decrease) in cash	12,409	254,641	13,314	226,865	13,187

Cash, beginning of the period	778	22,897	(127)	28,967	-

Cash, end of the period	$13,187	$255,832	$13,187	$255,832	$13,187

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements

MIDWEST URANIUM CORPORATION

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2008

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

Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $255,992 since its inception, has a working capital deficiency of $379,133 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

b) Stock options

There are no stock options outstanding at this time.

Note 5	Loans payable

	September	December 31,
	30,	2007
	2008
	(unaudited)	(audited)
Loan payable – no terms of repayment	$10,000	$10,000
Demand loan, no interest, due upon 30 days notice	374,784	300,000
	$384,784	$310,000

Note 6	Forgiveness of Debt

On December 31, 2007 a former director forgave the debt owing to him in the amount of $21,336.

Note 7	Related Party Transaction

During the nine month period ended September 30, 2008, the Company accrued $14,687 (2007 - $Nil) in management fees to a former officer of the Company.

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

As of September 30, 2008, we had cash of $13,187 and a working capital deficiency of $379,133. We anticipate that we will incur approximately $200,000 during the next twelve months in connection with our Company locating, evaluating and negotiating potential business opportunities through which to carry out an asset acquisition or business combination. We anticipate that we will incur additional expenses if we are successful in locating a business opportunity and enter into an agreement to acquire assets or carry out a business combination with a suitable target company. If we acquire assets, we will require significant funds to develop and commercialize the products or technologies in addition to any acquisition costs that may be incurred. It is not possible to estimate such funding requirements until such time as we enter into a definitive agreement.

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

We incurred a net loss of $9,500 for the three months ended September 30, 2008. Net loss for the nine months ended September 30, 2008 amounted to $55,237 as compare to $134,001 for the same period ended September 30, 2007.The net loss for the nine months ended September, 2008 consists of $14,687 in management fees, $32,213 in professional fees, and $8,337 in transfer agent fees and office expenses. As indicated above, we anticipate that our estimated working capital requirements and projected operating expenses for the next twelve months will be $200,000 excluding the costs associated with locating suitable business opportunities. As we had a working capital deficiency of $379,133 as of September 30, 2008, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

Going Concern

We are in the development stage, and have not attained profitable operations and are dependent upon obtaining financing to carry out our business plan. For these reasons our independent auditors stated in their report on our audited financial statements for the year ended December 31, 2007 that they have substantial doubt we will be able to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern. Our accumulated deficit amounts to $255,992 at September 30, 2008. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There can be no assurances that we will be successful in raising additional cash to finance operations. If not, we will be required to reduce operations and/or liquidate assets. Our financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

We have determined that there were no new accounting pronouncements as of October 30, 2008 which have a material effect on our company or our operations.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, equity prices, and other market-driven rates or prices. We are not presently engaged in any substantive business and until such time as we consummate a business combination, we will not be exposed to risks associated with foreign exchange rates, equity prices or other market-driven rates or prices.

ITEM 4.	CONTROLS AND PROCEDURES

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

As of September 30, 2008 we conducted an evaluation, under the supervision and with the participation of our president (also our principal executive officer), secretary, treasurer, and chief financial officer (also our principal financial and accounting officer), of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control- Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that the Company’s management consider to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by the Company's Chief Financial Officer in connection with the preparation of our financial statements as of September 30, 2008 and communicated the matters to our management and board of directors.

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

ITEM 6	EXHIBITS

(a)	Exhibits and Index of Exhibits

Exhibit		Description of Exhibit
Number
3.1		Articles of Merger filed with the Secretary of State of State of Nevada on August 15, 2007 and which is effective August 27, 2007(2)
3.2		Certificate of Change filed with the Secretary of State of State of Nevada on August 15, 2007 and which is effective August 27, 2007(2)
10.1		Form of Stock Option Agreement entered into with Drew Bonnell (1)
10.2		Form of Stock Option Agreement entered into with Bill Dynes (1)
10.3		Agreement for the Purchase of Common Stock (1)
10.4		Letter of Intent dated September 21, 2007 with 101073531 Saskatchewan Ltd. and Thunder Sword Resources Inc.(3)
10.5		Second Letter of Intent dated September 21, 2007 with 101073531 Saskatchewan Ltd. and Thunder Sword Resources Inc.(3)
31.1	*	Section 302 Certification
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Section 906 Certification
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
Date: November 4, 2008