Form 10-K
period 2008-12-31
MIDWEST URANIUM CORP
filed 2009-03-27
CIK 1275548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  333-113270

MIDWEST URANIUM CORPORATION.
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

Common Stock, par value $0.001 per share
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐       No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑       No ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates was $398,480, based on the bid price of $0.01 at February 18, 2009.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   39,848,000 common shares issued and outstanding as of February 18, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None

MIDWEST URANIUM CORPORATION

(Formerly Lutcam, Inc.)

DECEMBER 31, 2008 ANNUAL REPORT ON FORM 10-K

PART 1

Certain statements contained in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-K. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K.

As used in this annual report, the terms "we", "us", "our", and “our company” mean Midwest Uranium Corporation unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

ITEM 1.	BUSINESS.

History and Organization

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

Planned Business

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

Pursuant to Letters of Intent signed September 26, 2007 with Thunder Sword Resources Inc. and 101073532 Saskatchewan Co., and subject to carrying out a due diligence examination, the Company’s intention was to acquire a 75% working interest in 40,398 hectares of mineral claims and up to 49% working interest in 34,374 hectares of mineral claims in the Athabasca Basin in Saskatchewan, Canada by issuing 60,000,000 preferred shares with an agreed issue price of $0.08 per share. The interest in the 34,374 hectare mineral claim block may be increased to a 75% interest subject to the performance of Tribune Resources Corp. which had an option to acquire a 51% interest in such claims upon its completion of a $3,000,000 expenditure program by October 1, 2008. The preferred shares are voting and were to be convertible into common shares of the Company on a one for one basis. In addition to the issuance of the preferred shares, the Company had agreed to pay to 101073531 Saskatchewan Co. a property acquisition fee of $300,000 and agreed to expend a minimum of $2 million on the claims in 2008 and an additional $2 million in 2009, as directed by the board of directors of the Company and 101073531 Saskatchewan Co. On December 4, 2007, the Company decided not to proceed with the purchase agreement and no preferred shares have been issued

As a result of the termination and in an effort to substantiate stockholder value, our new board and management has commenced a move to identify alternative business opportunities.  We are seeking suitable business entities with whom we can effect a merger of a target business or, as an alternative, to acquire a business unrelated to our current business.  We can provide no assurance, however, that we will be able to locate any such business opportunities.

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

ITEM 1A.	RISK FACTORS.

Much of the information included in this report includes or is based upon estimates, projections or other "forward-looking statements".  Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

The National Association of Securities Dealers, or NASD, has adopted sales practice requirements which may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We currently do not own any property.

ITEM 3.	LEGAL PROCEEDINGS.

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

There has been no Annual General Meeting of Stockholders within the last fiscal year.  No matters were submitted to a vote of security holders during the fiscal year.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Effective August 30, 2007, we changed our name from “Lutcam, Inc.” to “Midwest Uranium Corporation” to better reflect the direction and business of our company and we effected a sixty-eight (68) for one (1) forward stock split of our authorized, issued and outstanding common stock.  Our common shares are quoted on the OTC Bulletin Board under the symbol “MWUC”. The following table indicates the high and low bid prices of our common shares during the period September 2007 to February 24, 2009

MONTH	HIGH ($)	LOW($)
February 2009	0.02	0.02
January 2009	0.03	0.02
December 2008	0.05	0.02
November 2008	0.05	0.05
October 2008	0.05	0.02
September 2008	0.04	0.04
August 2008	0.04	0.04
July 2008	0.06	0.03
June 2008	0.06	0.06
May 2008	0.06	0.03
April 2008	0.09	0.03
March 2008	0.10	0.07
February 2008	0.10	0.06
January 2008	1.40	0.07
December 2007	1.50	1.25
November 2007	1.75	1.40
October 2007	1.74	1.40
September 2007	1.85	0.10

The source of the high and low bid information above was obtained from Yahoo! Finance and reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

On February 18, 2009 the shareholder’s list of our shares of common stock showed 20 registered shareholders (including CEDE & Co.) and 39,848,000 shares of our common stock outstanding. The authorized share capital consists of 5,100,000,000 common shares with a par value of $0.001 and 100,000,000 preferred shares with a par value of $0.001

Stock Options

As of February 24, 2009 there are no stock options outstanding.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend (a) we would not be able to pay our debts as they become due in the usual course of business; or (b) our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the current fiscal year, we did not complete any sales of securities that were not registered pursuant to the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This annual report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Financial information contained in this annual report and in our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our audited interim consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

As used in this annual report and unless otherwise indicated, the terms "we", "us", "our" and "Midwest" means Midwest Uranium Corporation.

OVERVIEW AND PLAN OF OPERATION

The following discussion and analysis explains trends in our financial condition and results of operations for the two fiscal years ended December 31, 2008 and December 31, 2007.  This discussion and analysis of the results of operations and financial condition should be read in conjunction with our audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-K.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. In determining estimates of net recoverable amounts and net realizable values, or whether there has been a permanent impairment in value for accounts receivable, inventories, capital assets, investments, patent rights and other assets, we rely on assumptions regarding applicable industry performance and prospects, as well as general business and economic conditions that prevail and are expected to prevail.  Assumptions underlying asset valuations are limited by the availability of reliable comparable data and the uncertainty of predictions concerning future events.

By nature, asset valuations are subjective and do not necessarily result in precise determinations. Should the underlying assumptions change, the estimated net recoverable amounts and net realizable values may change by a material amount.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Use of Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2008, and expenses for the periods ended December 31, 2008, and 2007, and cumulative from inception.  Actual results could differ from those estimates made by management.

Foreign Currency Translation

Our Company’s functional currency is the U.S. dollar. Foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Income Taxes

Our Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2008, our Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Going Concern

We are in the development stage, and have not attained profitable operations and are dependent upon obtaining financing to carry out our business plan. Our financial statements have been prepared assuming we will continue as a going concern.  Our accumulated deficit amounts to $259,061 as at December 31, 2008.  The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There can be no assurances that we will be successful in raising additional cash to finance operations. If not, we will be required to reduce operations and/or liquidate assets. Our financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Results of Operations for Fiscal Years Ended December 31, 2008

As the company is a development stage company, revenues for the years ended December 31, 2008 and December 31, 2007 were $Nil. Expenses for the year ended December 31, 2008 were $58,306 compared to $179,668 for the year ended December 31, 2007, a decrease of $121,362 over the preceding year. The $58,306 in expenses includes (1) $34,466 in accounting and audit, (2) $14,687 in management fees, (3) $9,436 in filing and transfer agent fees and the remaining gain of $283 in office and general expenses including bank charges, office and sundry, telephone, communication costs, and exchange gains.

The net loss for the year ended December 31, 2008 was $58,306 compared to $158,332 for the year ended December 31, 2007.

As at December 31, 2008, the Company had cash of $2,621 and liabilities of $384,823.  The liabilities of $384,784 include demand loans from third parties to cover start up and initial operating expenses. The company plans to raise funds through private placements with accredited investors to pay out the demand loans and provide working capital to support operating expenses and fund the development of strategic partnerships, supplier relationships and potential acquisitions.

We estimate our general operating expenses for the next twelve month period to be as follows:

Estimated Operating Expenses For the Next Twelve Month Period
Operating Expenses
Consultant Compensation	$100,000
Professional Fees	$75,000
General and Administrative Expenses	$25,000
Total	$200,000

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

General and Administrative Expenses

We anticipate spending $25,000 on general and administrative costs in the next twelve month period.  These costs primarily consist of expenses such as office supplies and office equipment

Results of Operations for Fiscal Years Ended December 31, 2007

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, equity prices, and other market-driven rates or prices.  We are not presently engaged in any substantive business and until such time as we consummate a business combination, we will not be exposed to risks associated with foreign exchange rates, equity prices or other market-driven rates or prices.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Audited Consolidated Financial Statements for the year ending December 31, 2008

Consolidated Balance Sheets

Consolidated Statements of Loss

Consolidated Statements of Cash Flows

Consolidated Statement of Shareholders’ Equity

Notes to Consolidated Financial Statements

MIDWEST URANIUM CORPORATION

(formerly Lutcam, Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2008

(Stated in US Dollars)

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

                    PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Midwest Uranium Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of Midwest Uranium Corporation (A Development Stage Company) as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and December 31, 2007 and since inception on July 30, 2003 to December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midwest Uranium Corporation (A Development Stage Company) as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and December 31, 2007 and since inception on July 30, 2003 to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company has an accumulated deficit of $259,061, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

March 25, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

MIDWEST URANIUM CORPORATION

(formerly Lutcam, Inc.)

(A Development Stage Company)

BALANCE SHEETS

(Stated in US Dollars)

	December 31,	December 31,
	2008	2007

ASSETS

Current
Cash	$2,621	$-
	$2,621	$-

LIABILITIES
Current
Bank indebtedness	$-	$127
Accounts payable and accrued liabilities	39	13,769
Loans payable – Note 4	384,784	310,000
	384,823	323,896
STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock -100,000,000 shares authorized, no shares outstanding, $0.001 par value – Note 3 (0 -2007)
Common stock - $0.001 par value – Note 3 5,100,000,000 share authorized
39,848,000 common shares issued and outstanding	39,848	39,848
Additional paid-in capital	(162,989)	(162,989)
Accumulated deficit during the development stage	(259,061)	(200,755)
	(382,202)	(323,896)

	$2,621	$-

See the accompanying notes to the financial statements

MIDWEST URANIUM CORPORATION

(formerly Lutcam, Inc.)

(A Devemopment Stage Company)

STATEMENTS OF OPERATIONS

Stated in U.S. Dollars

			Cumulative
	YEAR ENDED		From
	DECEMBER 31		Inception
			July 30, 2003 to
	2008	2007	December 31,
			2008

Revenue	$-	$-	$-

Expenses
Consulting fees	-	7,619	7,619
Management fees – Note 3 and 6	14,687	67,077	81,764
Marketing and promotion	-	5,836	5,836
Office and general	(283)	734	1,824
Professional fees	34,466	83,916	159,431
Transfer agent fees	9,436	14,486	23,923
	58,306	179,668	280,397

Net Loss from operations	(58,306)	(179,668)	(280,397)
Other
Forgiveness of debt – Note 5	-	21,336	21,336

Net loss and Comprehensive loss	$(58,306)	$(158,332)	$(259,061)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted average number of Common Shares outstanding – Basic and diluted	39,848,000	146,039,781

See the accompanying notes to the financial statements

MIDWEST URANIUM CORPORATION

(formerly Lutcam, Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Stated in U.S. Dollars

	For the		Cumulative from
	Year Ended		Inception July 30,
	December 31		2003, to
	2008	2007	December 31,
			2008

Cash flows from(used in) operating activities:
Net loss	$(58,306)	$(158,332)	$(259,061)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation – Note 3	-	22,559	22,559
Forgiveness of debt	-	(21,336)	(21,336)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(13,730)	8,159	39
Net cash used in operating activities	(72,036)	(148,950)	(257,799)

Cash flows from(used in) financing activities:
Common stock issued for cash	-	-	54,300
Loans payable	74,784	319,856	406,120
Common stock reacquired for cash	-	(200,000)	(200,000)
Net cash provided by financing activities	74,784	119,856	260,420

Net increase (decrease) in cash	2,748	(29,094)	2,621

Cash, beginning	(127)	28,967	-

(Bank indebtedness) Cash, ending
	$2,621	$(127)	$2,621

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See the accompanying notes to the financial statements

MIDWEST URANIUM CORPORATION

(formerly Lutcam, Inc.)

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period July 30, 2003 (date of inception) to December 31, 2008

(Stated in US Dollars)

				Deficit
				Accumulated	Total
			Additional	During the	Shareholders’
			Paid in	Development	Equity
	Common Shares	Par Value	Capital	Stage	(Deficit)

Common stock issued for cash: at initial capitalization – at $0.000147 per share October 3, 2003	170,000,000	$170,000	$(145,000)	-	$25,000
Net loss for period July 30, 2003 to December 31, 2003	-	-	-	(13,180)	(13,180)
Balance, December 31, 2003	170,000,000	170,000	(145,000)	(13,180)	11,820

Net loss for the year	-	-	-	(14,137)	(14,137)
Balance, December 31, 2004	170,000,000	170,000	(145,000)	(27,317)	(2,317)

Net loss for the year	-	-	-	(3,090)	(3,090)
Balance, December 31, 2005	170,000,000	170,000	(145,000)	(30,407)	(5,407)

Common stock issued for cash: at $0.000735 per share December 4, 2006	39,848,000	39,848	(10,548)	-	29,300
Net loss for the year	-	-	-	(12,016)	(12,016)
Balance, December 31, 2006	209,848,000	209,848	(155,548)	(42,423)	11,877

Returned to Treasury for cancellation – August 16, 2007	(170,000,000)	(170,000)	(30,000)	-	(200,000)
Stock based compensation	-	-	22,559	-	22,559

Net loss for the year	-	-	-	(158,332)	(158,332)
Balance, December 31, 2007	39,848,000	$39,848	$(162,989)	$(200,755)	$(323,896)

Net loss for the year	-	-	-	(58,306)	(58,306)
Balance, December 31, 2008	39,848,000	$39,848	$(162,989)	$(259,061)	$(382,202)

See the accompanying notes to the financial statements

MIDWEST URANIUM CORPORATION

(formerly Lutcam, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2008

 (Stated in US Dollars)

Note 1	Nature and continuance of operations

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

Note 2	Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of December 31, 2008 and December 31, 2007 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, bank indebtedness, accounts payable and accrued expenses and loans payable.  The fair value of related party payables is not determinable as they have no specific repayment terms.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated deferred tax credit through a net operating loss carry forward.  However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations

The Company adopted the provisions of FSAB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the financial statements during the year ended December 31, 2008.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of approximately $ 259,061 available to offset taxable income in futures years, which commence expiring in 2013.  Pursuant to SFAS No. 109, the Company is required to compute tax assets for net operating losses carried forward. Potential assets of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The Company is subject to United States federal and state income taxes at an approximate rate of 35%.  The components of the net deferred tax asset at December 31, 2008 and 2007 are indicated below:

	2008 $	2007 $

Deferred tax asset
- Stock-based compensation	-	(22,559)
- Non-capital losses	259,061	200,755
- Less valuation allowance	(259,061)	(178,196)

Net deferred tax asset	–	–

The provision for income tax differs from the amount computed by applying statutory rates to earnings before income taxes.  The difference results from the following:

	December 31, 2008 $	December 31, 2007 $

Earnings (loss) before taxes	(58,306)	(158,332)
Statutory rate	35%	35%

Computed expected tax (recovery)	(20,407)	(55,416)
Change in valuation allowance	20,407	55,416

Reported income taxes	–	–

During the year 2008, the Company did not recognize any interest and penalties. Due to the potential offset of the Company’s operating loss carryforward for any future activity, the amount attributed to interest and penalties would be immaterial.

Internal Revenue Code Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2008, but believes that these provisions will not limit the availability of losses to offset future income.

Development Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholder’s equity (deficit) and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as July 30, 2003. Since inception, the Company has incurred operating losses totaling $259,061. The Company’s working capital has been generated through the sales of common stock and demand loans.

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

The Company has no potentially dilutive securities outstanding as of December 31, 2008 and 2007.

For the years presented, diluted loss per share is equal to basic loss per share.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. The Company does not expect that the adoption of SFAS No. 161 will have a significant impact on the consolidated results of operations or financial position of the Company.

In December 2007, the FASB revised Statement of Financial Accounting Standard No. 141 (SFAS 141R), “Business Combinations”, which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted before that date. SFAS 141R requires assets and liabilities recorded in a business combination to be recorded at fair value and replaces the cost-allocation process under the prior standard. In addition, SFAS 141R requires separate recognition of acquisition costs and requires recognition of contractual contingencies at fair value as of the acquisition date. Further, the revised standard requires capitalization of research and development assets and requires fair value recognition of contingent consideration as of the acquisition date. The Company is currently evaluating the potential impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning June 1, 2010. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which will permit entities to choose to measure many financial instruments and certain other items at fair value. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to SFAS Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect that the adoption of SFAS No. 159 will have a significant impact on the consolidated results of operations or financial position of the Company. On February 12, 2008, the FASB delayed the effective date for non-financial assets and liabilities to fiscal years beginning after November 15, 2008; however, the effective date for the financial assets remains intact.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in fiscal years beginning after November 15, 2007 and periods within those fiscal years. On February 12, 2008, the FASB delayed the effective date for non-financial assets and liabilities to fiscal years beginning after November 15, 2008; however, the effective date for the financial assets remains intact. The Company does not expect the adoption of SFAS No. 157 to have a significant impact on the consolidated results of operations or financial position of the Company.

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Note 3	Capital Stock

a) Authorized Capital

As of December 31, 2008, the company had 39,848,000 shares of common stock issued and outstanding, with, the authorized share capital consisted of 100,000,000 preferred shares with a par value of $0.001 per share and 5,100,000,000 common shares with a par value of $0.001 per share. The preferred shares are voting and are convertible into common shares of the Company on a one for one basis. On August 16, 2007, the Company agreed to purchase 170,000,000 post-split common shares for $200,000 from one shareholder. These shares were paid for on October 3, 2007 and returned to treasury for cancellation. On August 21, 2007 the board of directors approved an amendment to the Company’s articles to allow it to create 100,000,000 preferred shares with a par value of $0.001. On August 27, 2007, the Company completed a forward stock split of its issued and outstanding common shares on a 68 to 1 basis, increasing the authorized number of shares from 75,000,000 with a par value of $0.001 to 5,100,000,000 with a par value of $0.001. The Statement of Stockholders Equity has been re-stated to show the effect of the forward stock split from inception. The weighted average number of shares outstanding as at December 31, 2008 amounted to 39,848,000.

b) Stock options

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

c) Granting of Stock Options

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

Of the 550,000 pre-split stock options granted, 125,000 were vested. Drew Bonnell vested 100,000, and Bill Dynes vested 25,000. On October 15, 2007 the remaining balance of outstanding stock options in the amount of 425,000 was cancelled. The fair value of all granted options was $93,974 and $22,559 has been recorded as management fees for the vested options during the year ended December 31, 2007.

As of December 31, 2008 there are no stock options outstanding.

Note 4	Loans payable

	December 31, 2008	December 31, 2007
Loan payable – no terms of repayment	$10,000	$10,000
Demand loan, no interest, due upon 30 days notice	374,784	300,000
	$384,784	$310,000

Note 5	Forgiveness of Debt

On December 31, 2007 a former director forgave the debt owing to him in the amount of $21,336.

Note 6	Related Party Transaction

During the year ended December 31, 2008, the Company paid $14,687 (2007 - $67,077) management fee to former and current officers of the Company.

Note 7	Subsequent Event

Effective March 13, 2009, we amended our Articles to effect a reverse split of our authorized common stock and our issued and outstanding shares of common stock at a ratio of one new share for fifty-one old shares.

As a result, our authorized capital decreased from 5,100,000,000 shares of common stock with a par value of $0.001 and 100,000,000 shares of preferred stock with a par value of $0.001 to 100,000,000 shares of common stock with a par value of $0.001 and 100,000,000 shares of preferred stock with a par value of $0.001.  Our issued and outstanding share capital decreased from 39,848,000 shares of common stock to 781,334 shares of common stock.

Note 8	Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $259,061 since its inception, has a working capital deficiency of $382,202 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 1, 2008, Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants (“DMCL”), was dismissed as our principal independent accountant, and on May 1, 2008, we engaged, Moore and Associates CHTD as our principal independent accountant. The decision to appoint Moore and Associates CHTD was approved by our board of directors and by our audit committee.

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

ITEM 9A	CONTROLS AND PROCEDURES

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

As of December 31, 2008 we conducted an evaluation, under the supervision and with the participation of our president (also our principal executive officer), secretary, treasurer, and chief financial officer (also our principal financial and accounting officer), of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control- Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that the Company’s management consider to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by the Company's Chief Financial Officer in connection with the preparation of our financial statements as of December 31, 2008 and communicated the matters to our management and board of directors.

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

ITEM 9B.	OTHER INFORMATION

None

PART 111

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors and their backgrounds

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

Colt Wohlers

On May 26, 2008, Mr. Wohlers was appointed President, CEO, CFO, Secretary and Director of the Company. Mr. Wohlers possesses an Undergraduate degree in computer engineering from University of Calgary. He is an entrepreneur, who has gained business and administrative experience through work in various sectors of the economy such as farming, construction and information technology. Colt’s managerial, assets management and acquisition experience has established himself as a valuable asset to our Company.

Harvey Smith

Harvey Smith, joined the Company’s Board of Directors and management team on July 24, 2007. Mr. Smith is an entrepreneur who has been involved in the private and public sector, having operated and participated in the creation and management of several resource/mining and technology companies. Mr. Smith has made significant positive impact using his ability to identify and respond to various situations and recognizing the particular growth stage of the company. His strategic approach to building a business using defined goals and attaining them in a systematic manner has proven to be a successful strategy.

Due to time constraints associated with other business interests, Mr. Smith resigned as President, CEO, CFO, Secretary, Treasurer and Director on May 26, 2008

Bill Dynes

Bill Dynes joined the Company’s Board of Directors and management team on July 24, 2007. Mr. Dynes brought 30 years of practical mining, mineral exploration, and corporate managerial experience. He started with Noranda Mines Ltd., Hendrix Lake division, in 1975, as a mineral assayer at their Boss Morurtain Molybdenum Mine. He moved on to designing and managing mineral exploration programs in BC, Mexico, the Yukon, NWT, Africa and Brazil. Mr. Dynes had integral and direct involvement in the successful discoveries of the Jericho (Tahera Diarnond Corporation) and Gaucho Kue (Debeers Canada) diamond deposits in the Northern Canada and in the setting up the Diamond Research Center at UBC. He has gained extensive experience in corporate management and the search for precious metals and diamondiferous kimberlites in Canada, Mexico and Tanzania. Mr Dynes has a Bachelor of Science Honors Degree from the University of British Columbia.

Due to time constraints associated with other business interests, Mr. Dynes resigned as Director on May 26, 2008

Significant Employees

Other than our sole director and officer described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers, directors or persons nominated for such positions.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

- any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

- any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

- being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

- being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

The following table sets forth as at June 30, 2008, the name and position of each Reporting Person that filed any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name	Position	Form	Date Report Filed

Colt Wohlers	Chief Executive Officer, Chief Financial Officer, Secretary, President and Director	3	May 26, 2008

ITEM 11.	EXECUTIVE COMPENSATION

Cash Compensation

There was no cash compensation paid to any director for their services as directors during the year ended December 31, 2008.   Consulting fees in the amount of $14,687 were paid to a former officer of the Company.

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

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction

ITEM 12.	SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at February 18, 2009 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Voting Common Stock	Nil	Nil	Nil

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

There were no material transactions, or series of similar transactions, since inception of the Company and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own, or beneficially own, more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

We do not have promoters and have had no transactions with any promoters.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years ended December 31 for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-Q filings amounted to $15,403 in 2008 and $9,540 in 2007.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years ended December 31. 2008 and 2007 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Midwest Uranium Corp. financial statements and are not reported under Item 9 (e)(1) of Schedule 14A were  $NIL.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years ended December 31 for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was $NIL.

(4) All Other Fees

There were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5) Audit Committee’s Pre-approval Policies

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board of directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence.  Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor's view, the request or application is consistent with the Securities and Exchange Commission's rules on auditor independence.

The board of directors has considered the nature and amount of the fees billed by Moore and Associates CHTD. and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Moore and Associates CHTD.

(6) Audit hours incurred

Not applicable.

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Merger filed with the Secretary of State of State of Nevada on August 15, 2007 and which is effective August 27, 2007(2)
3.2	Certificate of Change filed with the Secretary of State of State of Nevada on August 15, 2007 and which is effective August 27, 2007(2)
10.1	Form of Stock Option Agreement entered into with Drew Bonnell (1)
10.2	Form of Stock Option Agreement entered into with Bill Dynes (1)
10.3	Agreement for the Purchase of Common Stock (1)
10.4	Letter of Intent dated September 21, 2007 with 101073531 Saskatchewan Ltd. and Thunder Sword Resources Inc.(3)
10.5	Second Letter of Intent dated September 21, 2007 with 101073531 Saskatchewan Ltd. and Thunder Sword Resources Inc.(3)
31.1*	Section 302 Certification Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certification Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

MIDWEST URANIUM CORPORATION

By:	/s/ Colt Wohlers
Colt Wohlers
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: March 27, 2009