Form 10-Q
period 2009-03-31
AMERICAN PATRIOT CORP.
filed 2009-05-20
CIK 1275548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 333-13270

AMERICAN PATRIOT CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	36-4536633
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 29-303 La Ronge Avenue, La Ronge, Saskatchewan, SOJ 1L0

(Address of principal executive offices) (zip code)

800.239.3312

(Registrant’s telephone number, including area code)

MIDWEST URANIUM CORPORATION

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

There were 4,442,516 shares of common stock issued and outstanding as of April 28, 2009.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheets of American Patriot Corporation at March 31, 2009 and the statement of operations and statement of cash flow for the three months ended March 31, 2009 and 2008 have been prepared by our management in conformity with United States generally accepted accounting principles.

It is the opinion of management that the financial statements for the quarter ended March 31, 2009 include all adjustments necessary in order to ensure that the financial statements are not misleading.

AMERICAN PATRIOT CORPORATION

(f.k.a. Midwest Uranium Corporation)

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

(Stated in US Dollars)

AMERICAN PATRIOT CORPORATION

(f.k.a. Midwest Uranium Corporation)

(An Exploration Stage Company)

INTERIM BALANCE SHEETS

(Unaudited)

(Stated in US Dollars)

	March	December
	31,	31,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$11,686	$2,621
	$11,686	$2,621

LIABILITIES
Current
Bank indebtedness	$-	$-
Accounts payable and accrued liabilities	10,028	39
Loans payable – Note 5	394,784	384,784
	404,812	384,823

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock - $0.001 par value – Note 4 100,000,000 shares authorized
Common stock - $0.001 par value – Note 4 100,000,000 shares authorized
781,334 common shares issued and outstanding	781	781
Additional paid-in capital	(123,922)	(123,922)
Accumulated deficit during the development stage	(269,985)	(259,061)
	(393,126)	(382,202)

	$11,686	$2,621

The accompanying notes are an integral part of these unaudited interim financial statements

AMERICAN PATRIOT CORPORATION

(f.k.a. Midwest Uranium Corporation)

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

Stated in U.S. Dollars

			Cumulative
	THREE MONTHS ENDED		From
	MARCH 31		Inception
			July 30, 2003 to
	2009	2008	March 31,
			2009

Revenue	$-	$-	$-

Expenses
Consulting fees	-	-	7,619
Management fees – Note 7	-	14,687	81,764

Marketing and promotion	-	-	5,836
Office and general	72	(56)	1,896
Professional fees	9,201	21,352	168,632
Transfer agent fees	1,651	1,052	25,574
	10,924	37,035	291,321

Net Loss from operations	(10,924)	(37,035)	(291,321)
Other
Forgiveness of debt – Note 6	-	-	21,336

Net loss and Comprehensive loss	$(10,924)	$(37,035)	$(269,985)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.04)

Weighted average number of Common Shares outstanding – Basic and diluted	781,334	718,334

The accompanying notes are an integral part of these unaudited interim financial statements

AMERICAN PATRIOT CORPORATION

(f.k.a. Midwest Uranium Corporation)

(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

Stated in U.S. Dollars

			Cumulative
	For the		from
	Year Ended		Inception July
	March 31		30, 2003, to
			March 31,
	2009	2008	2009

Cash flows from(used in) operating activities:
Net loss	$(10,924)	$(37,035)	$(269,985)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	-	-	22,559
Forgiveness of debt	-	-	(21,336)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	9,989	14,074	10,028
Net cash used in operating activities	(935)	(22,961)	(258,734)

Cash flows from(used in) financing activities:
Common stock issued for cash	-	-	54,300
Loans payable	10,000	24,784	416,120
Common stock reacquired for cash	-	-	(200,000)
Net cash provided by financing activities	10,000	24,784	270,420

Net increase (decrease) in cash	9,065	1,823	11,686

Cash, beginning of the period	2,621	(127)	-

Cash, end of the period	$11,686	$1,696	$11,686

The accompanying notes are an integral part of these unaudited interim financial statements

AMERICAN PATRIOT CORPORATION

(f.k.a. Midwest Uranium Corporation)

(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period July 30, 2003 (date of inception) to March 31, 2009

(Unaudited)

(Stated in US Dollars)

	Common	Par Value	Capital in Excess of	Deficit	Total
	Shares		Par Value	Accumulated	Shareholders’
				During the	Equity
				Development	(Deficit)
				Stage

Common stock issued for cash: at initial capitalization – at $0.000147 per share October 3, 2003	3,333,33	3,333	$21,667	$-	$25,000
Net loss for period July 30, 2003to December 31, 2003	-	-	-	(13,180)	(13,180)
Balance, December 31, 2003	3,333,333	3,333	21,667	(13,180)	11,820

Net loss for the year	-	-	-	(14,137)	(14,137)
Balance, December 31, 2004	3,333,333	3,333	21,667	(27,317)	(2,317)

Net loss for the year	-	-	-	(3,090)	(3,090)
Balance, December 31, 2005	3,333,333	3,333	21,667	(30,407)	(5,407)

Common stock issued for cash: at $0.0375 per share- December 4, 2006	781,334	781	28,519	-	29,300
Net loss for the year	-	-	-	(12,016)	(12,016)
Balance, December 31, 2006	4,114,667	4,114	50,186	(42,423)	11,877

Returned to Treasury for cancellation –August 16, 2007	(3,333,333)	(3,333)	(196,667)	-	(200,000)
Stock based compensation	-	-	22,559	-	22,559
Net loss for the year	-	-	-	(158,332)	(158,332)
Balance, December 31, 2007	781,334	781	(123,922)	(200,755)	(323,896)

Net loss for the year	-	-	-	(58,306)	(58,306)
Balance, December 31, 2008	781,334	781	(123,922)	(200,755)	(382,202)

Net loss for the quarter	-	-	-	(10,924)	(10,924)
Balance, March 31, 2009	781,334	781	$(123,922)	$(269,985)	$(393,126)

The accompanying notes are an integral part of these unaudited interim financial statements

AMERICAN PATRIOT CORPORATION

(f.k.a. Midwest Uranium Corporation)

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

(Stated in US Dollars)

Note 1	Interim Financial Statements

American Patriot Corporation (the “Company”) was incorporated under the laws of the State of Nevada, USA. While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with the accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2008 annual audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2008 annual audited financial statements.

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ended December 31, 2009.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $269,985 since its inception, has a working capital deficiency of $393,126 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

Note 4	Capital Stock

a) Authorized Capital

Effective March 13, 2009, The Company amended its Articles to effect a reverse split of its authorized common stock and its issued and outstanding shares of common stock at a ratio of one new share for fifty-one old shares.

As a result, authorized capital decreased from 5,100,000,000 shares of common stock with a par value of $0.001 and 100,000,000 shares of preferred stock with a par value of $0.001 to 100,000,000 shares of common stock with a par value of $0.001 and 100,000,000 shares of preferred stock with a par value of $0.001. Issued and outstanding share capital decreased from 39,848,000 shares of common stock to 781,334 shares of common stock.

b) Stock options

There are no stock options outstanding at this time.

Note 5	Loans payable

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
Loan payable – no terms of repayment	$10,000	$10,000
Demand loan, no interest, due upon 30 days notice	384,784	384,784
	$394,784	$384,784

Note 6	Forgiveness of Debt

On December 31, 2007 a former director forgave the debt owing to him in the amount of $21,336.

Note 7	Related Party Transaction

During the three month period ended March 31, 2009, the Company accrued $ Nil (2008 - $14,687) in management fees to a former officer of the Company.

Note 8	Subsequent Event

Effective April 15, 2009, we completed a merger with our subsidiary, American Patriot Corp., a Nevada corporation which was incorporated solely to effect a change in our name. As a result, we have changed our name from “Midwest Uranium Corporation” to “American Patriot Corp.”.

On April 17, 2009, we appointed Stacey Minichiello as a member of our board of directors.

On April 22, 2009, the Company agreed to issue a total of 3,661,138 shares to various lenders in exchange for the conversion of $384,784.38 in debt. The debt was converted at the option of the lenders, and will represent a reduction to the outstanding debt owed by the Company. These debt conversions will be reflected in the financial statements for the quarter ending June 30, 2009.

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

As used in this quarterly report and unless otherwise indicated, the terms “the Company”, "we", "us", "our" and "American Patriot" means American Patriot Corporation.

Corporate History

The Company was incorporated under the laws of the State of Nevada, USA during July 2003 under the name of Lutcam, Inc. Effective August 27, 2007 Lutcam, Inc. merged with Midwest Uranium Corporation, a company incorporated in Nevada. Effective August 30, 2007, we changed our name from “Lutcam, Inc.” to “Midwest Uranium Corporation” to better reflect the direction and business of our Company and we effected a sixty-eight (68) for one (1) forward stock split of our authorized, issued and outstanding common stock. The Company is a public company whose common shares are quoted on the United States Over-the-Counter Bulletin Board. Effective April 15, 2009, we completed a merger with our subsidiary, American Patriot Corp., a Nevada corporation which was incorporated solely to effect a change in our name. As a result, we have changed our name from “Midwest Uranium Corporation” to “American Patriot Corp.”.

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

As of March 31, 2009, we had cash of $11,686 and a working capital deficiency of $393,126. We anticipate that we will incur approximately $200,000 during the next twelve months in connection with our Company locating, evaluating and negotiating potential business opportunities through which to carry out an asset acquisition or business combination. We anticipate that we will incur additional expenses if we are successful in locating a business opportunity and enter into an agreement to acquire assets or carry out a business combination with a suitable target company. If we acquire assets, we will require significant funds to develop and commercialize the products or technologies in addition to any acquisition costs that may be incurred. It is not possible to estimate such funding requirements until such time as we enter into a definitive agreement.

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

We incurred a net loss of $10,924 for the three months ended March 31, 2009, compare to $37,035 for the same period ended March 31, 2008.The net loss for the three months ended March 31, 2009 consists of $9,201 in professional fees, and $1,723 in transfer agent fees and office expenses. As indicated above, we anticipate that our estimated working capital requirements and projected operating expenses for the next twelve months will be $200,000 excluding the costs associated with locating suitable business opportunities. As we had a working capital deficiency of $393,126 as of March 31, 2009, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

Going Concern

We are in the development stage, and have not attained profitable operations and are dependent upon obtaining financing to carry out our business plan. For these reasons our independent auditors stated in their report on our audited financial statements for the year ended December 31, 2008 that they have substantial doubt we will be able to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern. Our accumulated deficit amounts to $269,985 at March 31, 2009. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There can be no assurances that we will be successful in raising additional cash to finance operations. If not, we will be required to reduce operations and/or liquidate assets. Our financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

We have determined that there were no new accounting pronouncements as of April 07, 2009 which have a material effect on our company or our operations.

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

As of March 31, 2009 we conducted an evaluation, under the supervision and with the participation of our president (also our principal executive officer), secretary, treasurer, and chief financial officer (also our principal financial and accounting officer), of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control- Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

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

We entered into separate Loan Conversion Agreements dated April 22, 2009 with investors, whereby the investors agreed to convert an aggregate of $384,784.38 into 3,661,138 shares of our common stock, at a deemed price of $0.1051 per share, in full satisfaction of the respective amounts owing to them.

The 3,661,138 shares of our common stock were issued in reliance upon Regulation S and/or Section 4(2) of the Securities Act in offshore transactions with 17 non-U.S. Persons (as that term is defined in Regulation S under the Securities Act of 1933).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None

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

AMERICAN PATRIOT CORPORATION

By:	/s/ Colt Wohlers
Colt Wohlers
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: May 20, 2009