Form 10-Q
period 2009-06-30
AMERICAN PATRIOT CORP.
filed 2009-08-05
CIK 1275548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Yes [X ]     No [  ]

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

There were 4,442,516 shares of common stock issued and outstanding as of August 04, 2009.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheets of American Patriot Corporation at June 30, 2009 and the statement of operations and statement of cash flow for the three and six months ended June 30, 2009 and 2008 have been prepared by our management in conformity with United States generally accepted accounting principles.

It is the opinion of management that the financial statements for the quarter ended June 30, 2009 include all adjustments necessary in order to ensure that the financial statements are not misleading.

AMERICAN PATRIOT CORPORATION

(f.k.a. Midwest Uranium Corporation)

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

(Stated in US Dollars)

AMERICAN PATRIOT CORPORATION

(f.k.a. Midwest Uranium Corporation)

(An Exploration Stage Company)

INTERIM BALANCE SHEETS

(Unaudited)

(Stated in US Dollars)

	June	December
	30,	31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$1,290	$2,621
	$1,290	$2,621

LIABILITIES
Current
Bank indebtedness	$-	$-
Accounts payable and accrued liabilities	12,443	39
Loans payable – Note 5	10,000	384,784
	22,443	384,823

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock - $0.001 par value – Note 4 100,000,000 shares authorized
Common stock - $0.001 par value – Note 4 100,000,000 shares authorized
4,442,516 common shares issued and outstanding	4,442	781
Additional paid-in capital	257,201	(123,922)
Accumulated deficit during the development stage	(282,796)	(259,061)
	(21,153)	(382,202)

	$1,290	$2,621

The accompanying notes are an integral part of these unaudited interim financial statements

AMERICAN PATRIOT CORPORATION

(f.k.a. Midwest Uranium Corporation)

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

Stated in U.S. Dollars

					Cumulative
	THREE MONTHS ENDED		SIX MONTHS ENDED		From
	JUNE 30		JUNE 30		Inception
					July 30, 2003
	2009	2008	2009	2008	to
					June 30,
					2008

Revenue	-	-	-	-	-

Expenses
Consulting Fees	-	-		-	7,619
Management fees – Note 7	-	-		14,687	81,764

Marketing and promotion	-	-		-	5,836
Office and general	(114)	(75)	(42)	(131)	1,783
Professional Fees	9,301	7,536	18,502	28,888	177,933
Transfer agent fees	3,624	1,241	5,275	2,293	29,197
	12,811	8,702	23,735	45,737	304,132

Net Loss from operations	$(12,811)	$(8,702)	$(23,735)	$(45,737)	$(304,132)
Other
Forgiveness of debt – Note 6	-	-	-	-	21,336

Net Loss and Comprehensive loss	(12,811)	(8,702)	(23,735)	(45,737)	(282,796)

Basic and Diluted Loss per Common Share	$(0.016)	$(0.011)	$(0.022)	$(0.059)

Weighted average number of Common Shares outstanding – Basic and diluted	781,378	781,378	1,079,583	781,378

The accompanying notes are an integral part of these unaudited interim financial statements

AMERICAN PATRIOT CORPORATION

(f.k.a. Midwest Uranium Corporation)

(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

Stated in U.S. Dollars

	For the		From the period
	Six Months Ended		of Inception,
	June 30		from July 30,
			2003, through
	2009	2008	June 30, 2009

Cash flows from(used in) operating activities:
Net loss	$(23,735)	$(45,737)	$(282,796)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	-	-	22,559
Forgiveness of debt	-	-	(21,336)
Changes in operating assets and liabilities:
Accounts payable and
Accrued liabilities	12,404	21,859	12,443
Net cash (used in) operating
Activities	(11,331)	(23,878)	(269,130)

Cash flows from(used in) financing activities:
Common stock issued for extinguishment of debt
Loans payable – Note 5	(374,784)	(23,878)	31,336
Common stock reacquired for cash			(200,000)
Net cash (used in) provided by financing activities	10,000	24,784	270,420

Net increase (decrease) in cash	(1,331)	906	1,290

Cash, beginning of the period	2,621	(127)	-

Cash, end of the period	$1,290	$778	$1,290

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements

AMERICAN PATRIOT CORPORATION

(f.k.a. Midwest Uranium Corporation)

(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period July 30, 2003 (date of inception) to June 30, 2009

(Unaudited)

(Stated in US Dollars)

	Common	Par Value	Additional Paid in	Deficit	Total
	Shares		Capital	Accumulated	Shareholders’
				During the	Equity
				Development	(Deficit)
				Stage

Common stock issued for cash: at initial capitalization – at $0.000147 per share October 3, 2003	3,333,377	3,333	$21,667	$-	$25,000
Net loss for period July 30, 2003 to December 31, 2003	-	-	-	(13,180)	(13,180)
Balance, December 31, 2003	3,333,377	3,333	21,667	(13,180)	11,820

Net loss for the year	-	-	-	(14,137)	(14,137)
Balance, December 31, 2004	3,333,377	3,333	21,667	(27,317)	(2,317)

Net loss for the year	-	-	-	(3,090)	(3,090)
Balance, December 31, 2005	3,333,377	3,333	21,667	(30,407)	(5,407)

Common stock issued for cash: at $0.0375 per share- December 4, 2006	781,334	781	28,519	-	29,300
Net loss for the year	-	-	-	(12,016)	(12,016)
Balance, December 31, 2006	4,114,711	4,114	50,186	(42,423)	11,877

Returned to Treasury for cancellation –August 16, 2007	(3,333,333)	(3,333)	(196,667)	-	(200,000)
Stock based compensation	-	-	22,559	-	22,559
Net loss for the year	-	-	-	(158,332)	(158,332)
Balance, December 31, 2007	781,378	781	(123,922)	(200,755)	(323,896)

Net loss for the year	-	-	-	(58,306)	(58,306)
Balance, December 31, 2008	781,378	781	(123,922)	(259,061)	(382,202)

Common stock issued for extinguishment of debt: at $0.1051 per share- April 22, 2009	3,661,138	3,661	381,123		384,784
Net loss for six months	-	-	-	(23,735)	(23,735)
Balance, June 30, 2009	4,442,516	4,442	$257,201	$(282,796)	$(21,153)

The accompanying notes are an integral part of these unaudited interim financial statements

AMERICAN PATRIOT CORPORATION

(f.k.a. Midwest Uranium Corporation)

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2009

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

Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ended December 31, 2009.

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

On April 15, 2009, we completed a merger with our subsidiary, American Patriot Corp., a Nevada corporation which was incorporated solely to effect a change in our name. As a result, we have changed our name from “Midwest Uranium Corporation” to “American Patriot Corp.”.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $282,796 since its inception, has a working capital deficiency of $21,153 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

On April 15, 2009, we completed a merger with our subsidiary, American Patriot Corp., a Nevada corporation which was incorporated solely to effect a change in our name. As a result, we have changed our name from “Midwest Uranium Corporation” to “American Patriot Corp.”.

On April 22, 2009, the Company issued a total of 3,661,138 shares to various lenders in exchange for the conversion of $384,784.38 in debt. As a result, issued and outstanding share capital increased from 781,378 shares of common stock to 4,442,516 shares of common stock.

b) Stock options

There are no stock options outstanding at this time.

Note 5	Loans payable

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
Loan payable– no terms of repayment	$10,000	$10,000
Demand loan, no interest, due upon 30 days notice	-	384,784
	$10,000	$384,784

On April 22, 2009, the Company converted demand loans in the aggregate amount of $384,784 to 3,661,138 common shares.

Note 6	Forgiveness of Debt

On December 31, 2007 a former director forgave the debt owing to him in the amount of $21,336.

Note 7	Related Party Transaction

During the six month period ended June 30, 2009, the Company accrued $ Nil (2008 - $14,687) in management fees to a former officer of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

As a result, our authorized capital decreased from 5,100,000,000 shares of common stock with a par value of $0.001 and 100,000,000 shares of preferred stock with a par value of $0.001 to 100,000,000 shares of common stock with a par value of $0.001 and 100,000,000 shares of preferred stock with a par value of $0.001. Our issued and outstanding share capital decreased from 39,848,000 shares of common stock to 781,378 shares of common stock.

On April 22, 2009, the Company issued a total of 3,661,138 shares to various lenders in exchange for the conversion of $384,784.38 in debt. As a result, issued and outstanding share capital increased from 781,378 shares of common stock to 4,442,516 shares of common stock.

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

As of June 30, 2009, we had cash of $1,290 and a working capital deficiency of $21,153. We anticipate that we will incur approximately $200,000 during the next twelve months in connection with our Company locating, evaluating and negotiating potential business opportunities through which to carry out an asset acquisition or business combination. We anticipate that we will incur additional expenses if we are successful in locating a business opportunity and enter into an agreement to acquire assets or carry out a business combination with a suitable target company. If we acquire assets, we will require significant funds to develop and commercialize the products or technologies in addition to any acquisition costs that may be incurred. It is not possible to estimate such funding requirements until such time as we enter into a definitive agreement.

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

We incurred a net loss of $12,811 for the three months ended June 30, 2009, compare to $8,702 for the same period ended June 30, 2008.The net loss for the six months ended June 30, 2009 amounted to $23,735 compared to $45,737 for the six months ended June 30, 2008. The six months loss period ended June 30, 2009 consists of $18,502 in professional fees, and $5,233 in transfer agent fees and office expenses. As indicated above, we anticipate that our estimated working capital requirements and projected operating expenses for the next twelve months will be $200,000 excluding the costs associated with locating suitable business opportunities. As we had a working capital deficiency of $21,153 as of June 30, 2009, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

Going Concern

We are in the development stage, and have not attained profitable operations and are dependent upon obtaining financing to carry out our business plan. For these reasons our independent auditors stated in their report on our audited financial statements for the year ended December 31, 2008 that they have substantial doubt we will be able to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern. Our accumulated deficit amounts to $282,796 at June 30, 2009. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There can be no assurances that we will be successful in raising additional cash to finance operations. If not, we will be required to reduce operations and/or liquidate assets. Our financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

We have determined that there were no new accounting pronouncements as of July, 15, 2009 which have a material effect on our company or our operations.

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

As of June 30, 2009 we conducted an evaluation, under the supervision and with the participation of our president (also our principal executive officer), secretary, treasurer, and chief financial officer (also our principal financial and accounting officer), of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control- Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

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

On April 17, 2009, Stacey Minichiello was appointed as a member of our board of directors.

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
Date: August 04, 2009